Form 10KSB
period 1996-12-31
TVI CORP
filed 1998-04-17
CIK 352079

PART I

Item 1.   DESCRIPTION OF BUSINESS

(a) Business Development

     Organization. TVI Corporation (the Company) was incorporated as a for- profit corporation under laws of Maryland on January 28, 1977. It has since operated continuously under the charter granted by Maryland. The Company was formed primarily for the exploitation of a patent portfolio acquired from one of the founders. The two principal patents of the portfolio covered an "electrically conductive coating" and a "light-weight cellular concrete".

     Bankruptcy. The Company voluntarily filed a Bankruptcy Petition under the provisions of Chapter 11 of the U. S. Bankruptcy Code on March 21, 1991. Its Plan of Reorganization was confirmed by the Court on April 15, 1993, and was essentially implemented by June 30, 1993. The Company remained in bankruptcy until it filed Final Reports and Certification during 1996. It was discharged from bankruptcy by the Court on October 3, 1996.

     Significant Asset Changes. During 1996 there were no material reclassifications or consolidations, and no significant purchase or sale of assets.

(b) Business of Issuer

The Company's business has historically been a supplier of thermal products to the Department of Defense and to military agencies of other countries. The two principal products have been thermal targets and tank decoys. Because of the substantial down-sizing begun for the Department of Defense, the market for the Company's products has been drastically reduced, and its business has suffered accordingly. Further, there has been a concomitant reduction in foreign military aid and a military downsizing in other countries which has eliminated the Company's foreign market. To replace this lost market the company began the development and sale of a light weight, rugged, and rapidly deployable soft shelter (tent) for military use which used a collapsible frame based upon the design used for its tank decoy frame. During 1995 and 1996 it began the development and sale of commercial versions of its shelters in an effort to broaden its market and increase revenue.

     Principal Products. The Company's principal product lines in 1996 were disposable thermal military targets and military soft shelters. The targets consisted mainly of targets simulating the thermal signature of military tanks and related military assets. The shelters consisted mainly of one piece shelters with 150 to 400 square feet of floor space used for forward tactical applications such as communications and aid stations.

     Distribution Methods. The Company distributes its products directly for domestic sales. Marketing is done by in-house employees, largely by written offers in response to Government announced purchases. The Company employs in- country agents for international sales. The company has also supported its commercial marketing activities with in-house employees and direct shipments. The company is exploring a variety of distribution options for its commercial shelter products, and has some preliminary arrangements in place. It is likely that more than one distribution method will be necessary to address the various market segments the company has targeted.

     New Products. The Company announced in 1996 a line of commercial shelters which employed the expandable, self-supporting, quick-erect frame used for military shelters. Prototypes of the entire line have been developed, and several production models have either been sold or loaned for evaluation. The company intends to continue to pursue the commercial market in 1997.

     Competitive Conditions. The Company competes with two or three other small companies in the thermal target market, but in 1996 was the dominant supplier. It believes that its targets are technically superior to the competing products, and are favored by the military tank gunnery ranges. However, because of procurement regulations, the company must compete on price as well as technical considerations. The Company competes with one small company which makes a shelter functionally similar to the TVI shelter. There are also a large number of companies which make both military, commercial, and recreational shelters, and most of these companies are larger and have greater resources than TVI. Because of procurement regulations, practically all shelter sales to military agencies are competitive , and the company typically competes with several other bidders.

     Raw Materials. The Company uses only commercially available materials in the manufacture of its target and shelter products. Some of the products and manufacturing processes are unique and proprietary to the company, and it is therefore dependent upon these suppliers who have existing capability to meet the Company requirements. The Company has employed the same sources for several years which have proved reliable. Environmental regulations and technical obsolescence are impacting both the cost and availability of a key component of the thermal products.

     Customer Dependency. Almost all of the Company's sales are to the Department of Defense. Loss of this market would have a material adverse effect on the Company. As noted above the Defense market has been decreased significantly as a result of military downsizing, and this has caused substantial damage to the Company's market.

     Patents, Trademarks, and Agreements. The Company has one patent covering its targets and one covering its decoys. Both expire in December, 2000. However, the company places little reliance on these patents in its marketing program. The Company also owns four trademarks, none of which are used in current activities. The company has applied for a patent on its shelter frame, and has applied for a trademark for its shelters. There are no royalty or licensing agreements of any significance, and there are no labor contracts.

     Need for Government Approval. There are no requirements for Government approval for any of the Company's principal products. However, the Company's targets and decoys are covered by the International Traffic in Arms Regulations (ITAR), and the Company must obtain prior approval from the U. S. State Department to sell such products to foreign buyers.

     Effect of Government Regulations. The Company is subject to various regulations including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company's business.

     R & D Activities.   The Company spent approximately $5,000 in 1995 and
$15,000 in 1996 for Research and Development activities. All expenditures were associated with improvement and enhancement of military tactical shelters and with design and development of shelter models appropriate in performance and cost for a variety of commercial applications.

     Impact of Environmental Laws. There have been no specific costs associated with compliance with environmental laws.

     Total Employees. During 1996 the Company employed an average of about 33 employees, of whom all but three were full time.

ITEM 2.  DESCRIPTION OF PROPERTY

(a) Principal Plant. The Company leases space to house its administrative and manufacturing activities, and moved to its current location in February 1993. The Company's current space consists of two adjoining warehouse type facilities with a total of about 13,500 square feet in each warehouse. About one-third of one warehouse is finished and is used for administrative purposes with the remaining space used for production and inventory activities. Annual rental of each warehouse is approximately $66,000. The warehouses are located in a small industrial park. Address of the plant is 10209 Bacon Drive, Beltsville, MD 20705.

(b) Investment Policies. The Company has made no investments in real property or related real property financial instruments in the preceding three years.

(c) Description of Real Estate. The company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

(a) Pending Proceedings

The company was a party to the following legal proceedings during 1996:

1.  TVI Corp v. Computer Image Systems,et al
     a. United States District Court for Maryland (Southern Division)
     b. Filed October 15, 1995
     c. Principal parties are Computer Image Systems, Carl Jones, and Brent Molovinsky
     d. TVI alleged a series of fraudulent stock transactions in which it issued stock to acquire a piece of equipment at an inflated price
     e. The suit sought damages and other relief. This matter has recently been settled by the return of 450,000 shares of TVI stock by Mr. Jones and certain relief authorized by the U. S. Bankruptcy Court for the Southern District of California in connection with the bankruptcy of Computer Image Systems.

2.  TVI Corp v. Citizens Bank of Maryland, et al
     a. Circuit Court for Prince George's County, Maryland
     b. Filed December 13, 1995
     c. Principal parties are Citizens Bank and Brent Molovinsky
     d. TVI alleged improper conversion of TVI funds in excess of $100,000
     e. Recovery of funds and other damages. This matter was recently settled by the payment to TVI of a portion of its claim.

3.  CD2, Inc v. Citizens National Bank of Maryland, et al
     a. Circuit Court for Prince George's County, Maryland
     b. Filed February 15, 1996
     c. Principal parties were CD2 Inc., Citizens National Bank, and Allegiance Bank
     d. CD2 alleged improper conversion of CD2 funds in excess of $347,000
     e. Recovery of funds and other damages. This matter was settled in 1996 by the payment of a portion of the claim.

4.  USA Access, Inc.  v. TVI Corporation, et al
     a. District Court for Clark County, Nevada, removed and ultimately transferred to the U. S. District Court for Maryland (Southern Division)
     b. Filed September 20, 1996
     c. Principal parties are the Company, two adult children and former wife of Mr. Molovinsky, and Mr. Molovinsky's current wife as custodian of stock for three minor children of Mr. Molovinsky.
     d. This is an Interpleader Action initiated by USA Access to decide ownership of stock purchased by Mr. Molovinsky with TVI funds in his wife's name and later transferred to Mr. Molovinsky's children and a former wife.
     e. Recovery of all stock and investments acquired with TVI funds

5.  Beltsville Industrial Center v. TVI Corporation
     a. Circuit Court for Prince George's County, Maryland
     b. October 18, 1996
     c. Principal parties are the plaintiff and the Company.
     d. The landlord seeks payment of back rent for the second warehouse
     e. Rental arrearage of $104,604 plus interest and counsel fees

6.  Bankruptcy
The company filed for protection under Chapter 11 of the U. S. Bankruptcy Code on March 21, 1991. The Petition listed $2,388,409 in assets and $1,697,371 in liabilities. A balance sheet as of September 30, 1990 showed a negative Shareholders Equity of $1,968,300.

The company's Disclosure Statement and Plan of Reorganization were approved by the Court in October 1992. A mailing to creditors and shareholders of the documents along with a Ballot for voting on Plan was authorized in November 1992. Both creditors and shareholders approved the Plan, and it was confirmed with amendments by the Court on April 15, 1993.

Under the Plan, all priority claims were paid to be paid in full, as were the compromised amounts due to the secured creditors. General creditors with claims of $500 or less were also to be paid in full. Other general creditors were to receive 20% of their claims, such amount to be paid in Preferred Stock. Debenture holders were to be paid 15% of the value of their debentures, such amount to be paid in Preferred Stock. Preferred holders were to be paid 20% of the value of their stock, such amount to be
paid in new TVI common stock valued at $.20 per share.   Common stock
underwent a 1 for 10 reverse split, and holders were then required to forfeit up to the first 1,000 post-split shares of their stock. Shareholders who wished to remain a shareholder or to exchange any remaining stock were required to purchase 2,500 new shares at $.20 per share.

The company implemented the Plan in May and June 1993, and all creditors were paid as required. However, the Company remained in bankruptcy until it filed all required reports in 1995 and 1996. It was discharged by the Court on October 3, 1996.

(b) Impending Government proceedings
The Company was not aware of any contemplated proceeding by a government authority during 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1996.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol TVIN. The National Quotation Bureau reports that there are seven market makers for the company's common stock.

The high and low bid price by quarter for 1995 and 1996 as reported by the National Quotation Bureau were as follows:

                                   1995
          1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
Low Bid     n.a.         n.a.           n.a.           n. a.
High Bid    n.a          n.a.           n.a.           n. a.

                                   1996
          1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
Low Bid    .0475         .10            .07            .04
High Bid   .0475         .18            9/64           .11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(b) Holders
It is estimated that the Company had approximately 2,000 holders of its common stock at the end of 1996.

(c) Dividends
There have been no dividends declared or paid on the Company's common stock during the previous two years. No dividends are contemplated by the Company in the foreseeable future.

The Loan Agreement with the Company's principal lending bank prohibits the payment of cash dividends on common stock without the bank's express consent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

(a) Financial Condition for 1996

The company's financial performance and status were negatively impacted by inadequate revenue, excessive operating costs, and high debt burden. These factors in turn severely impacted liquidity, and inadequate working capital caused additional fees, penalties, and inefficiencies.

New management which took control of the company in April 1995 continued the cost control initiatives during 1996. Operations under new management saw a significant decrease in operating costs and an increase in revenues; however, liquidity remained under great pressure.

Because of its slow payment, many suppliers put the company on a pre-pay basis, creating a greater cash flow problem. Additionally, some key suppliers required the payment of outstanding balances before accepting a new order. Some accounts payable were compromised, but only on the condition of immediate cash payment. Some working capital was provided by the deferment of officers' salaries, deferment of rent on one of the warehouses, and postponement of interest on debentures. Additionally, inventory financing was provided by the new president via short term promissory notes.

The company conducted several discussions concerning an infusion of debt and equity capital with several sources. However, factors such as its low revenues, high debt, operating loss, lack of audited financial statements, legal clouds, and bankruptcy status prevented any agreement being consummated.

Revenues increased substantially in the first half of 1996, but working capital remained under great pressure. The increase in production required more outlays for inventory, and the purchase of additional production equipment. Liquidity was improved by profitable operations, postponement of interest, deferment of warehouse rental, deferment of officers salaries, and inventory financing by the president.

The second half of 1996 saw a fall-off in revenue due to completion of a large Air Force contract, and continued liquidity problems. In July the company exchanged common stock for debentures with a face value of $612,000, reducing the annual interest obligation by $61,200. A one-time increase in liquidity occurred in October when the company received about $60,000 in settlement of a lawsuit. In November, the company negotiated a preliminary settlement on the rental arrearage which reduced the monthly rent on one of the warehouses by about 50%.

The company receives a cash payment of $5,000 per month from the lease of a billboard printing machine it acquired in 1993.

The highest amount of loans by the president for inventory financing during 1996 was $166,759. Interest rates paid on the loans ranged from 10% to 13.5%. Additionally, Mr. Bender is owed $30,000 for unpaid salary in 1995. No interest is paid on this amount. The company believes that the terms from Mr. Bender are more favorable than those which could be obtained from other sources.

The company has adequate production equipment to support its current level of operations. It will require a substantial investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to finance such capital investment when its sales reach the requisite level.

There are no significant seasonal aspects to the Company's operations. However, military operations tend to slow down in winter months, and during the summer range operations show a noticeable increase as more Reserve and Guard units engage in summer training.

The company expects that its performance and liquidity problems will persist until revenues reach a level sufficient to generate a gross margin adequate to cover all operating costs and provide some level of operating income. The company believes that its products and markets are sufficient to achieve this revenue level, but it is unable to predict when this might occur.

(b) Results of Operations

Financial data presented for 1994 and 1995 is unaudited and based upon an accounting compilation. Only 1996 results are based upon an independent audit.

     1996 Compared With 1995. Revenue for 1996 was $2,444,000 as compared to $950,670 for 1995. There was a net loss of approximately $100,000 in 1996. Operations improved in 1996 due to increased revenues and decreased costs. Revenue increase was due to the large Air Force contract for shelters completed during the first six months of the year, and to increased sales of thermal products. Cost of Goods increased due to the higher level of production and the inclusion of a large sub-contract. Indirect costs decreased due to the termination of consultants, reduction in operating costs, and elimination of debenture interest. Shareholder expense increased due to the holding of an annual meeting which was not done in 1995.

     1995 Compared With 1994. Total revenue for 1995 was $950,000 as compared to $725,000 for 1994. There was a substantial net loss for both years which included both operating and non-operating losses. Financial performance was characterized by low revenues and high operating costs. Sales of targets reached historical lows in both years, sales of shelters were small, there were no sales of decoys and camouflage, and there were no foreign sales. Operations were severely penalized by unauthorized and unwise expenditures by the previous president. Losses and thefts were subsidized by the sale in early 1994 of stock and debentures.

ITEM 7.  FINANCIAL STATEMENTS

An audited financial statement for the year ending December 31, 1996 is included as Exhibit 20.

Accounting compilations and income tax returns were done for the years 1993, 1994, and 1995.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a) Independent Accountants.
The Company had no independent accountants for the years 1991 through 1995.


                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Director and Executive Officers

The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Information Statement for its 1997 Annual Meeting of the Shareholders is incorporated herein by reference.

(b) Significant Employees
There were no employees essential to the company's activities.

(c) Family relationships
There are no known family relationships between any of the company's officers, directors or employees.

(d) Involvement in Legal Proceedings
No officer or director was known to be involved in an any legal proceeding involving bankruptcy, criminal activity, securities or banking issues, or commodities violations.

(e) Compliance with Section 16(a)
The Company believes that reports required by Section 16(a) of the Exhange Act of its directors and officers were filed as required.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
                      Annual Compensation        Awards      LTIP      All
Name/Position    Year  Salary  Bonus Other   Stock  SARs Payouts   Other
CEO:
Brent Molovinsky 1994  72,000   0    0       0       0       0        *

CEO:
Allen Bender     1995  72,000** 0    0       0       0       0        0
                 1996  48,000   0    0      ***      0       0        0
                 1997  60,000

     * Mr. Molovinsky was reimbursed for a variety of undocumented expenses, and his premiums for health insurance were paid by the company.

     ** Mr. Bender's salary for May, June, and July was $4,000 per month. His salary for the remaining five months was $6,000 per month based upon his agreement to defer payment. Deferred salary in the amount of $30,000 remains unpaid.

     *** Mr. Bender was granted options for 500,000 shares of stock, of which 250,000 vested on October 28, 1996 and the remaining 250,000 will vest on July 31, 1997 if he continues to serve in the position of president until that date.

No other officer, director, or employee received total compensation which exceeded $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

No individual or group is known by the company to own 5% or more of its common stock.

(b) Security Ownership of Management

The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Information Statement for its 1997 Annual Meeting of the Shareholders is incorporated herein by reference.

(c) Arrangements for Change in Control

There are nor existing arrangements and no pending or planned arrangements which would result in a change in control of the company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1995 and 1996 between the company and any officer, director, or nominee for director, or a member of their family, having a value which exceeded $60,000.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

The Company filed two Form 8-K reports with the SEC during 1996 as follows:

     a. July 31, 1996 reporting its annual meeting and election of a new Board of Directors

     b. October 14, 1996 reporting its discharge from bankruptcy, conversion of $612,000 of debt into 1,836,000 shares of unregistered common stock, and the settlement of a lawsuit brought by the Company and its subsidiary, CD2 Inc.

ITEM 14.  SUBSEQUENT EVENTS

None.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         By:

                              /s/Allen E. Bender

                              Allen E. Bender
                              President and Chief Executive Officer