Form 10KSB
period 1997-12-31
TVI CORP
filed 1998-10-07
CIK 352079

_________________________________________________________________

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                    _____________________

                       FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the calendar year ended December 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
      For the transition period from         to

     Commission File No.: 0-10449
                    TVI Corporation
           (Exact name of registrant as specified in its charter)
        Maryland                          52-1085536
     (State or other                         (I.R.S. Employer
     jurisdiction or incorporation)          Identification No.)

        7100 Holladay Tyler Road, Glenn Dale, MD       20769
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (301)352-8800
               __________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
               Common Stock $.01 Par Value
                        Title of Class

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the issuer's most recent fiscal year ended December 31, 1997 are $1,762,374.

     As of December 31, 1997 there were 22,218,881 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $611,019.

_________________________________________________________________

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

     Significant Asset Changes. During 1997 there were no material reclassifications or consolidations, and no significant purchase or sale of assets.

(b) Business of Issuer

The Company's business has historically been a supplier of thermal products to the Department of Defense and to military agencies of other countries. The two principal products have been thermal targets and tank decoys. Because of the substantial down-sizing begun for the Department of Defense, the market for the Company's products has been drastically reduced, and its business has suffered accordingly. Further, there has been a concomitant reduction in foreign military aid and a military downsizing in other countries which has eliminated the Company's foreign market. To replace this lost market the company began the development and sale of a light weight, rugged, and rapidly deployable soft shelter (tent) for military use which used a collapsible frame based upon the design used for its tank decoy frame. In late 1995 and 1996 it began the development and sale of commercial versions of its shelters in an effort to broaden its market and increase revenue.

     Principal Products. The Company's principal product lines in 1997 were disposable thermal military targets and military soft shelters. The targets consisted mainly of targets simulating the thermal signature of military tanks and related military assets. The shelters consisted mainly of one piece shelters with 150 to 400 square feet of floor space used for forward tactical applications such as communications and aid stations. The principal commercial product was a small rapid deploy shelter used primarily by emergency services agencies such as HazMat teams and fire departments.

     Distribution Methods. The Company distributes its products directly for domestic sales. Marketing is done by in-house employees, largely by written offers in response to Government announced purchases. The Company employs in-country agents for international sales on a limited basis. The company has also supported its commercial marketing activities with in-house employees and direct shipments. The company has explored a variety of distribution options for its commercial shelter products, but has made no agreements or arrangements. It is likely that more than one distribution method will be necessary to address the various market segments the company has targeted.

     New Products. The Company continued development of its line of commercial shelters announced in 1996. These shelters employ a less rugged version of the quick-erect frame used for military shelters, and use commercial grade fabric for cladding. Varying sizes and styles are developed for different commercial applications.

     Competitive Conditions.
     (1) Targets. The Company competes with two or three other small companies in the thermal target market, one of which obtained a significant target order in 1997. The Company believes that its targets are technically superior to the competing products, and are favored by the military tank gunnery ranges. However, because of procurement regulations, the company must compete on price as well as technical considerations. It has implemented a marketing initiative aimed at regaining market share.

     (2) Shelters. The Company competes with one small company which makes a shelter functionally similar to the TVI shelter. This company obtained a significant shelter order in 1997 for which the Company had expended significant marketing effort. There are also a large number of companies which make both military, commercial, and recreational shelters, and most of these companies are larger and have greater resources than TVI. Because of procurement regulations, practically all shelter sales to military agencies are competitive , and the company typically competes with several other bidders.

     Raw Materials. The Company uses only commercially available materials in the manufacture of its target and shelter products. Some target manufacturing processes are unique and proprietary to the company, and it is therefore dependent upon these suppliers who have existing capability to meet the Company requirements. The Company has employed the same sources for several years which have proved reliable. However, there is no assurance that these key target components will always be available.

     Customer Dependency. A large percentage of the Company's sales are to the Department of Defense or to Defense contractors. Loss of this market would have a material adverse effect on the Company. As noted above the Defense market has been decreased significantly as a result of military downsizing, and this has caused substantial damage to the Company's market. The percentage of sales to private users in 1997 was approximately 2% of revenues, but the percentage is expected to increase in 1998.

     Patents, Trademarks, and Agreements. The Company has one patent covering its targets and one covering its decoys. Both expire in December, 2000. However, the company has placed little reliance on these patents in its marketing program. The Company also owns five trademarks, only one of which is used in current marketing activities. The company has applied for a patent on its shelter frame, and has been advised by the Patent Office
that several of its claims will be allowed.   There are no royalty or
licensing agreements, and  there are no labor contracts.

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

     R & D Activities.   The Company spent approximately $15,000 in 1996
and $5,000 in 1997 for Research and Development activities. All expenditures were associated with improvement and enhancement of military tactical shelters and with design and development of shelter models appropriate in performance and cost for a variety of commercial applications. These amounts do not include research efforts which were incidental to normal marketing and production activities.

     Impact of Environmental Laws. There have been no specific costs associated with compliance with environmental laws.

     Total Employees. During 1997 the Company employed an average of about 30 employees, of whom all but one was full time.

ITEM 2.  DESCRIPTION OF PROPERTY

(a) Principal Plant.
 The Company leases space to house its administrative and manufacturing activities, and moved to its current location in February 1993. The Company's space in 1997 consisted of two adjoining warehouse type facilities with a total of about 13,500 square feet in each warehouse. About one-third of one warehouse is finished and is used for administrative purposes with the remaining space used for production and inventory activities. The second facility is used primarily for shelter set-up and display. Annual rental of each warehouse is approximately $66,000. The warehouses are located in a small industrial park. Address of the primary warehouse is 10209 Bacon Drive, Beltsville, MD 20705.

In October 1997 the Company negotiated a termination of the lease on the second warehouse. Activities previously housed there were consolidated in the primary facility.

The lease for the primary warehouse expired in February 1998, and the Company elected to move to a new location. The new facility consists of about 17,000 square feet, of which about one-fourth is finished and used as office space. Address of the new facility is 7100 Holladay Tyler Road, Glenn Dale, MD 20769. The new facility is located a short distance from the old facility.

(b) Investment Policies.
 The Company has made no investments in real property or related real property financial instruments in the preceding three years.

(c) Description of Real Estate.
The company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

(a) Pending Proceedings
The company was a party to the following legal proceedings during 1997:

1.  USA Access, Inc.  v. TVI Corporation, et al
     a. District Court for Clark County, Nevada, removed and ultimately transferred to the U. S. District Court for Maryland (Southern Division)
     b. Filed September 20, 1996
     c. Principal parties are the Company, two adult children and former wife of Mr. Molovinsky, and Mr. Molovinsky's current wife as custodian of stock for three minor children of Mr. Molovinsky.
     d. This is an Interpleader Action initiated by USA Access to decide ownership of stock purchased by Mr. Molovinsky with TVI funds in his wife's name and later transferred to Mr. Molovinsky's children and a former wife.
     e. TVI is pursuing recovery of all stock and investments acquired with TVI funds

2.  Beltsville Industrial Center v. TVI Corporation
     a. Circuit Court for Prince George's County, Maryland
     b. October 18, 1996
     c. Principal parties are the plaintiff and the Company.
     d. The landlord seeks payment of back rent for the second warehouse
     e. Rental arrearage of $104,604 plus interest and counsel fees. This matter was settled in October 1997 by partial payment of the claim.

3.  Bankruptcy
The company filed for protection under Chapter 11 of the U. S. Bankruptcy Code on March 21, 1991. The Petition listed $2,388,409 in assets and $1,697,371 in liabilities. A balance sheet as of September 30, 1990 showed a negative Shareholders Equity of $1,968,300.

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

(b) Impending Government proceedings
The Company was not aware of any contemplated proceeding by a government authority in 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1997.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol TVIN. The National Quotation Bureau reports that there are thirteen market makers for the Company's common stock.

The high and low bid prices by quarter for 1996 and 1997 as reported by the National Quotation Bureau were as follows:

                                   1996
             1st Qtr      2nd Qtr      3rd Qtr     4th Qtr
                          <c)
Low Bid     .0475         .10          .07         .04
High Bid    .0475         .18          9/64        .11

                                   1997
            1st Qtr       2nd Qtr      3rd Qtr      4th Qtr
Low Bid     .0475         .03          .03          .01
High Bid    .08           .06          .035         .035

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(b) Holders
It is estimated that the Company had approximately 2,000 holders of its common stock at the end of 1997.

(c) Dividends
There have been no dividends declared or paid on the Company's common stock during the previous two years. No dividends are contemplated by the Company in the foreseeable future.

The Loan Agreement with the Company's principal lending bank prohibits the payment of cash dividends on common stock without the bank's express consent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

(a) Financial Condition for 1997
The company's financial performance and status were negatively impacted by inadequate revenue, excessive operating costs, and high debt burden. These factors in turn severely impacted liquidity, and inadequate working capital caused additional fees, penalties, and inefficiencies.

Because of its slow payment, many suppliers put the company on a pre-pay basis, creating a greater cash flow problem. Additionally, some key suppliers required the payment of outstanding balances before accepting a new order. Some accounts payable were compromised, but only on the condition of immediate cash payment. Some working capital was provided by the deferment of officers' salaries, deferment of rent on one of the
warehouses, and postponement of interest on debentures.   However,
additional funding was necessary for inventory financing, and this was provided by the president via short term promissory notes.

The company conducted several discussions concerning an infusion of debt and equity capital with several sources. However, factors such as its low revenues, high debt, operating loss, and lack of audited financial statements prevented any agreement being consummated.

Revenues were adequate during the first half of 1997, but were less than the first half of 1996 when the Company was completing a large Air Force contract. Working capital remained under great pressure. Liquidity was improved by profitable operations, postponement of interest, deferment of warehouse rental, and inventory financing by the president.

The second half of 1997 saw a fall-off in revenue, and continued liquidity problems. As noted above, the Company lost a major target contract and a major shelter contract to its competitors.

The company received a cash payment of $5,000 per month from the lease of a billboard printing machine it acquired in 1993.

The highest amount of loans by the president for inventory financing during 1997 was $177,387 and for 1996 was $166,759. Interest rates paid on the loans ranged from 10% to 13.5%. Additionally, Mr. Bender is owed $30,000 for unpaid salary in 1995. No interest is paid on this amount. The company believes that the terms from Mr. Bender are more favorable than those which could be obtained from other sources.

The company has adequate production equipment to support its current level of operations. It will require additional investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to finance such capital investment when its sales reach the requisite level.

There are no significant seasonal aspects to the Company's operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training.

The company expects that its performance and liquidity problems will persist until revenues reach a level sufficient to generate a gross margin adequate to cover all operating costs and provide some level of operating income. The company believes that its products and markets are sufficient to achieve this revenue level, but it is unable to predict when this might occur.

(b) Results of Operations

Financial data presented for 1994 and 1995 is unaudited and based upon an accounting compilation. Only 1996 and 1997 results are based upon an independent audit.

     1997 Compared With 1996. Revenue for 1997 was $1,762,374 compared with $2,632,802 for 1996. The 1996 revenue was significantly higher due to the completion of a large Air Force contract which was not repeated during 1997. There was a net loss for 1997 of $3,634 as compared to a net loss of $72,303 in 1996. Gross operating margin increased from 24.9% in 1996 to 27.1% in 1997. A significant portion of the 1996 contract was contracted out and was billed to the Air Force with lower gross margin. Sales of TVI produced targets and shelters were only slightly less in 1997 than in 1996. Gross margin for 1997 was thus higher than for 1996.

     1996 Compared With 1995. Revenue for 1996 was $2,632,808 as compared to $950,670 for 1995. There was a net loss of $72,303 in 1996 as compared to a net loss of $2,635,267. Operations improved in 1996 due to increased revenues and decreased costs. Revenue increase was due to the large Air Force contract for shelters completed during the first six months of the year, and to increased sales of thermal products. Cost of Goods increased due to the higher level of production and the inclusion of a large sub-contract. Indirect costs decreased due to the termination of consultants, reduction in operating costs, and elimination of debenture interest. Shareholder expense increased due to the holding of an annual meeting which was not done in 1995. Operations in 1995 were adversely affected as the company recorded losses sustained from embezzlement activities of its former president.

     1995 Compared With 1994. Total revenue for 1995 was $950,000 as compared to $725,000 for 1994. There was a substantial net loss for both years which included both operating and non-operating losses. Financial performance was characterized by low revenues and high operating costs. Sales of targets reached historical lows in both years, sales of shelters were small, there were no sales of decoys and camouflage, and there were no foreign sales. Operations were severely penalized by unauthorized and unwise expenditures by the previous president. Losses and thefts were subsidized by the private sale in early 1994 of about $2 million in stock and debentures.

(c) Year 2000 Compliance
The Company has examined the impacts of the year 2000 and does not believe that it will encounter any problems. The only system which relies to any degree upon date calculations is its Peachtree Accounting System. The Company has been informed by the Peachtree supplier that the program will be made fully year 2000 compliant. The Company does not anticipate any significant problems with either its desktop computer systems or ordinary office software.

The Company has been unable to determine the potential impacts which may result from its transactions with its suppliers, customers, and bank. However, it believes that these entities will be in compliance, and if not, there will be little impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements for the year ending December 31, 1997 are included after this report.

Audited financial statements for 1996 were completed in March 1998 and were filed with the SEC but were not mailed to shareholders. There were no major differences between the audited accounts and the unaudited amounts reported to Shareholders in the 1997 Report to Shareholders. The company will provide a copy of the 1996 audit to any shareholder upon written request. Accounting compilations were done for the years 1993, 1994, and 1995. A copy of the financial statements for these years will also be furnished to any shareholder upon written request.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a) Independent Accountants.
The Company's operations for 1996 and 1997 were audited by the firm of Daniel C. Gilliland, CPA PA. The Company had no independent accountants for the years 1990 through 1995.


                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Director and Executive Officers
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Information Statement for its 1998 Annual Meeting of the Shareholders is incorporated herein by reference.

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

(e) Compliance with Section 16(a)
The Company believes that reports required by Section 16(a) of the Exchange Act of its directors and officers were filed as required.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes executive compensation for the past three years.

SUMMARY COMPENSATION TABLE

                      Annual Compensation        Awards    LTIP      All
Name/Position    Year  Salary   Bonus  Other   Stock  SARs Payouts   Other
CEO:
Brent Molovinsky 1995  72,000   0      0       0      0     0        *

CEO:
Allen Bender
                 1995  72,000** 0      0       0      0     0        0
                 1996  48,000   0      0  ***  0      0     0        0
                 1997  60,000   0      0 ****  0      0     0        0

     * Mr. Molovinsky was employed during January, February, and March. He was paid for a variety of undocumented expenses, including his premiums for health insurance.

     ** Mr. Bender's salary for May, June, and July was $4,000 per month. His salary for the remaining five months was $6,000 per month based upon his agreement to defer payment. Deferred salary in the amount of $30,000 remains unpaid.

     *** Mr. Bender was granted options for 500,000 shares of stock, of which 250,000 vested on October 28, 1996 and the remaining 250,000 vested on July 31, 1997 based upon his continuous service as president.

 ****   Mr. Bender was granted an option to purchase 150,000 shares of stock, vesting upon his service as president for the coming year.

No other officer, director, or employee received total compensation which exceeded $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners
No individual or group is known by the company to own 5% or more of its common stock.

(b) Security Ownership of Management
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of the Shareholders is incorporated herein by reference.

(c) Arrangements for Change in Control
There are nor existing arrangements and no pending or planned arrangements which would result in a change in control of the company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1996 and 1997 between the company and any officer, director, or nominee for director, or a member of their family, having a value which exceeded $60,000.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

The Company filed two Form 8-K reports with the SEC during 1997 as follows:

     a. September 12, 1997 reporting its annual meeting and election of a new Board of Directors

     b. December 19, 1997 reporting postponement of its planned one for ten reverse stock split.

These two Form 8-K reports have been previously filed with the SEC and are incorporated herein by reference.

ITEM 14.  SUBSEQUENT EVENTS

The Company relocated to a new facility during the first week of April 1998. Its new address is 7100 Holladay Tyler Road, Glenn Dale, MD 20769. Its new phone number is 301-352-8800.

Vacation of the old facility completed all obligations under the settlement agreement with the landlord of the previous building.

In June 1998 the Company filed suit in state court in Las Vegas, Nevada seeking payment of promissory notes with a total face value of $75,000 from USA Access, Inc. The notes had been purchased by Mr. Molovinsky with funds embezzled from the company.

In August 1998 the Federal District Court in Maryland awarded ownership to the Company of 300,000 shares of USA Access common stock. The Company's claim for an additional 200,000 shares was scheduled for trial.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:

                              /s/ Allen E. Bender
                              Allen E. Bender
                              Chief Executive Officer
                              and Chairman of the Board