Form 10QSB
period 1998-06-30
TVI CORP
filed 1998-10-29
CIK 352079

The following table sets forth the Company's financial results for the six month period ending June 30, 1998 and 1997.

Unaudited Consolidated Statement of Income

                   CONSOLIDATED STATEMENT OF INCOME

                  Three Months ending June 30     Six Months ending June 30

                       1998           1997           1998         1997
Total Revenue         $326,730        380,202       $672,571     $1,056,790
Cost of Goods          187,167        293,102        443,205        733,388
Gross Profit           139,563         87,100        229,366        323,402
S,G,&A Expense         142,982        126,837        309,481        282,430
Operating Income(Loss)  (3,419)       (39,737)       (80,115)        40,972
Other Income (Expense)   4,640         20,250          4,640         48,035
Interest Expense        12,383         12,916         24,462         27,678
Net Income (Loss)      (11,162)       (32,403)       $99,937)       $61,329
Shares Outstanding  22,606,381     22,217,981     22,606,381     22,217,981
Earnings Per Share         nil          (.001)         (.004)          .003

Sales in all three product lines - shelters, targets, and trailer systems - were lower in 1998 primarily due to competition. Operating costs were increased due to the company's relocation to a new facility.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TVI CORPORATION

                                           /s/ Allen E. Bender

                                           Allen E. Bender, President

                                           October 27, 1998