Form 10QSB
period 1998-09-30
TVI CORP
filed 1998-10-29
CIK 352079

The following table sets forth the Company's financial results for the nine month period ending September 30, 1998 and 1997.

Unaudited Consolidated Statement of Income

             CONSOLIDATED STATEMENT OF INCOME)
     Three months ending Sep 30    Nine months ending Sep 30

                       1998         1997          1998           1997
Total Revenue         $503,442     $464,079      $1,176,013     $1,520,869
Cost of Goods          303,230      276,077         746,230      1,009,465
Gross Profit           200,212      188,002         429,783        511,404
S,G,&A Expense         147,933      153,308         457,619        435,737
Operating Income(Loss)  52,279       34,694         (27,836)        75,667
Other Income (Expense) (13,156)      35,208          (8,516)        83,244
  Interest Expense      11,859       11,123          36,321         38,802
Net Income (Loss)      $27,264      $58,779        ($72,673)      $120,109
Shares Outstanding  22,977,975   22,218,881      22,977,975     22,218,881
Earnings Per Share        .001         .003           (.003)         (.005)

Both sales and costs were about the same for the third quarter in both years. Higher net income in 1997 was due primarily to the receipt in the 1997 quarter of $50,000 of non-operating income which was not repeated in the 1998 quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TVI CORPORATION

                                              /s/Allen E. Bender

                                              Allen E. Bender, President

                                              October 27, 1998