Form 10KSB
period 1998-12-31
TVI CORP
filed 1999-06-07
CIK 352079

_________________________________________________________________
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                    _____________________
                            FORM 10-KSB

     [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the calendar year ended December 31, 1998

     [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
               For the transition period from      ______    to    ______

     Commission File No.: 0-10449
                    TVI Corporation
           (Exact name of registrant as specified in its charter)
        Maryland                           52-1085536
     (State or other                          (I.R.S. Employer
     jurisdiction or incorporation)               Identification No.)

        7100 Holladay Tyler Road, Glenn Dale, MD 20769
                 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (301) 352-8800
               __________________________________

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

               Common Stock $.01 Par Value
                        Title of Class
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 0r 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the issuer's most recent fiscal year ended December 31, 1998 are $1,473,445.

     As of December 31, 1998 there were 22,978,335 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $1,493,591.
_________________________________________________________________

                         PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) Business Development
     Organization. TVI Corporation (the Company) was incorporated as a for-profit corporation under laws of Maryland on January 28, 1977. The Company was formed primarily for the exploitation of a patent portfolio acquired from one of the founders. The two principal patents of the portfolio covered an "electrically conductive coating" and a "light-weight cellular concrete".

     Forfeiture of Charter.   The company has operated continuously since
incorporation under the charter granted by Maryland. However, the charter was forfeited from October 1996 to May 1998 by the state for the company's failure to file Personal Property Tax Reports for the years 1992 and 1993. The Company was unaware of the forfeiture, and continued to operate under the direction of its Board of Directors in normal fashion. Upon learning of the forfeiture, the Company filed all required reports and made all required payments. The Company then filed Articles of Revival for its charter which was approved by the state on May 27, 1998. The matter was reported to shareholders in the Company's Proxy Statement of September 1998, and the shareholders at the Annual Meeting on October 31, 1998 approved a resolution ratifying all actions taken by the Board in the ordinary course of business during the period when the charter had been forfeited. Counsel has advised the Company that it has complied with requirements of Maryland law for revival of corporate charters, and that there is no basis for legal liability because of its operation during the period when its charter had been forfeited.

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

     Significant Asset Changes. During 1998 there were no material reclassifications or consolidations, and no significant purchase or sale of assets.

(b) Business of Issuer
The Company's business has historically been a supplier of thermal products to the Department of Defense and to military agencies of other countries. The two principal products have been thermal targets and tank decoys. Because of the substantial down-sizing begun for the Department of Defense, the market for the Company's products has been drastically reduced, and its business has suffered accordingly. Further, there has been a concomitant reduction in foreign military aid and a military downsizing in other countries which has eliminated the Company's foreign market. To replace this lost market the company began the development and sale of a light weight, rugged, and rapidly deployable soft shelter (tent) for military use which used a collapsible frame based upon the design used for its tank decoy frame. In late 1995 and 1996 it began the development and sale of commercial versions of its shelters in an effort to broaden its market and increase revenue. The Company continued both marketing efforts and product development during 1998 for its commercial products.

     Principal Products. The Company's principal product lines in 1998 were disposable thermal military targets, military soft shelters, and commercial soft shelters. The targets consisted mainly of modules designed to simulate the thermal signature of military tanks and related military assets. The military shelters consisted mainly of one piece shelters with 150 to 400 square feet of floor space used for forward tactical applications such as communications and aid stations. The principal commercial product was a small rapid deploy shelter used primarily by emergency services agencies such as HazMat teams and fire departments.

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

     New Products. The Company continued development of its line of commercial shelters announced in 1996. These shelters employ a less rugged version of the quick-erect frame used for military shelters, and use commercial grade fabric for cladding. Varying sizes and styles are developed for different commercial applications. The Company has developed a family of sign frames, primarily billboards, a-frames, and walls intended for use as outdoor portable signs. The frames are designed to be covered with various forms of fabric which can be imprinted or otherwise display promotional messages or images. The Company believes these items represent viable products, and has applied for provisional patents. However, no formal market analysis to validate the usefulness and marketability of these products has been done. The Company also developed a Decontamination System consisting of a shelter, water heater, and related items intended to support anti-terrorist programs.

     Competitive Conditions.
     (1) Targets. The Company competes with two or three other small companies in the thermal target market. The Company believes that its targets are technically superior to the competing products, and are favored by the military tank gunnery ranges. However, because of procurement regulations, the company must compete on price as well as technical considerations. It has implemented marketing initiatives aimed at maintaining market share.

     (2) Shelters. The Company competes with one small company which makes military shelters functionally similar to the TVI shelter. This company appears to have substantially greater marketing and production capabilities, and has a larger customer base. Another small company apparently entered this market during 1998. There are also a large number of companies which make a variety of military, commercial, and recreational shelters, and which may compete with the Company in one or more markets. All of these companies are larger and have greater resources than TVI. Because of procurement regulations, practically all shelter sales to military agencies are competitive, and the company typically competes with several other bidders.

     Raw Materials. The Company uses only commercially available materials in the manufacture of its target and shelter products. Some target manufacturing processes are unique and proprietary to the Company, and the Company is therefor e dependent upon these suppliers who have existing capability to meet the Company requirements. The Company has employed the same sources for several years which have proved reliable. However, there is no assurance that these key target components will always be available. The Company has initiated efforts to establish alternate sources for both material and processing.

     Customer Dependency. A large percentage of the Company's sales are to the Department of Defense agencies or civilian contractors for Defense use. Loss of this market would have a material adverse effect on the Company. As noted above the Defense market has been decreased significantly as a result of military downsizing, and this has caused substantial damage to the Company's market. The percentage of sales to private users in 1998 was approximately 2% of revenues, but the percentage is expected to increase in 1999.

     Patents, Trademarks, and Agreements. The Company has one patent covering its targets and one covering its decoys. Both expire in December 2000. There is little reliance on these patents in marketing activities. The Company also owns five trademarks, only one of which is used in current marketing activities. The Company applied for a patent on its shelter frame, and has been issued a Notice of Allowance by the Patent Office. The Company has also submitted applications for three Provisional Patents covering promotional products, and intends to pursue full patents for them in 1999. There are no royalty or licensing agreements, and there are no labor contracts.

     Need for Government Approval. There are no requirements for Government approval for any of the Company's principal products. However, the Company's targets and decoys are covered by the International Traffic in Arms Regulations (ITAR), and the Company must obtain prior approval from the U. S. State Department to sell such products to foreign buyers. The Company is currently licensed by the State Department.

     Effect of Government Regulations. The Company is subject to various regulations including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company's business.

     R & D Activities.   The Company spent approximately $5,000 in 1997 and
$5,628 in 1998 for Research and Development activities. All expenditures were associated with improvement and enhancement of military tactical shelters and with design and development of shelter models appropriate in performance and cost for a variety of commercial applications. These amounts do not include research efforts which were incidental to normal marketing and production activities.

     Impact of Environmental Laws. There have been no specific costs associated with compliance with environmental laws.

     Total Employees. During 1998 the Company employed an average of about 30 employees, of whom all but one was full time.

ITEM 2.  DESCRIPTION OF PROPERTY

(a) Principal Plant.
The Company leases space to house its administrative and manufacturing activities. It relocated to a new facility upon expiration of its lease in 1998.

The Company's old space was first occupied in 1993 and consisted of a warehouse type facility with a total of about 13,500 square feet. About one-third of the warehouse was finished and was used for administrative purposes with the remaining space used for production and inventory activities. Annual rental of the facility was approximately $66,000. The warehouse was located in a small industrial park at 10209 Bacon Drive, Beltsville, MD 20705.

The lease for the first warehouse expired in February 1998, and the Company elected to move to a new location. The new facility consists of about 17,000 square feet, of which about one-fourth is finished and used as office space. The facility consists of a small basement area of a large warehouse. Address of the new facility is 7100 Holladay Tyler Road, Glenn Dale, MD 20769. The new facility is located a short distance from the old facility.

(b) Investment Policies.
The Company has made no investments in real property or related real property financial instruments in the preceding three years.

(c) Description of Real Estate.
The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

(a) Pending Proceedings
The Company was a party to the following legal proceedings during 1998:

1.  USA Access, Inc.  v. TVI Corporation, et al
     a. District Court for Clark County, Nevada, removed and ultimately transferred to the U. S. District Court for Maryland (Southern Division)
     b.  Filed September 20, 1996
     c. Principal parties are the Company, two adult children and former wife of Mr. Molovinsky, and Mr. Molovinsky's current wife as custodian of stock for three minor Molovinsky children
     d. This is an Interpleader Action initiated by USA Access to decide ownership of stock purchased by Mr. Molovinsky with TVI funds in his wife's name and later transferred to Mr. Molovinsky's children and a former wife
     e.  TVI is pursuing recovery of all stock acquired with TVI funds

In June 1998 the Company filed suit in state court in Las Vegas, Nevada seeking payment of promissory notes with a total face value of $75,000 from USA Access, Inc. The notes had been purchased by Mr. Molovinsky with funds embezzled from the company. In February 1999, the Company entered into an agreement with USA Access establishing its ownership of the notes, setting the interest rate at 9%, and the maturity date at September 19, 1999. USA Access also consented to judgement if the full amount of $108,750 is not paid by October 19, 1999.

In August 1998 the Federal District Court in Maryland awarded ownership to the Company of 300,000 shares of USA Access common stock. The Company's claim for an additional 200,000 shares was scheduled for trial. In February 1999, the Company entered into an agreement with the Molovinsky claimants in which it received 160,000 of the disputed shares and the Molovinskys received 40,000 shares. The Company was also granted voting control of the Molovinsky shares.

2. Bankruptcy
The Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code on March 21, 1991. The Petition listed $2,388,409 in assets and $1,697,371 in liabilities. A balance sheet as of September 30, 1990 showed a negative Shareholders Equity of $1,968,300.

The Company's Disclosure Statement and Plan of Reorganization were approved by the Court in October 1992. A mailing to creditors and shareholders of the documents along with a Ballot for voting on Plan was authorized in November 1992. Both creditors and shareholders approved the Plan, and it was confirmed with amendments by the Court on April 15, 1993.

Under the Plan, all priority claims were to be paid in full, as were the compromised amounts due to the secured creditors. General creditors with claims of $500 or less were also to be paid in full. Other general creditors were to receive 20% of their claims, such amount to be paid in Preferred Stock. Debenture holders were to be paid 15% of the value of their debentures, such amount to be paid in Preferred Stock. Preferred holders were to be paid 20% of the value of their stock, such amount to be paid in new TVI
common stock valued at $.20 per share.   Common stock underwent a 1 for 10
reverse split, and holders were then required to forfeit up to the first 1,000 post-split shares of their stock. Shareholders who wished to remain a shareholder or to exchange any remaining stock were required to purchase 2,500 new shares at $.20 per share.

The Company implemented the Plan in May and June 1993, and all creditors were paid as required. However, the Company remained in bankruptcy until it filed all required reports in 1995 and 1996. It was discharged by the Court on October 3, 1996.

(b) Impending Government proceedings
The Company was not aware of any contemplated proceeding by a government authority in 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1998.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
The Company's common stock is traded on the NASDAQ Bulletin Board under the symbol TVIN. The National Quotation Bureau reports that there are twelve market makers for the Company's common stock.

The high and low bid prices by quarter for 1997 and 1998 as reported by the National Quotation Bureau were as follows:

                                   1997
               1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
Low Bid       .0475           .03            .03            .01
High Bid      .08             .06            .035           .035

                                   1998
               1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
Low Bid       .025            .08            .05            .05
High Bid      .36             .29            .09            .085

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(b) Holders
It is estimated that the Company had approximately 2,000 holders of its common stock at the end of 1998.

(c) Dividends
There have been no dividends declared or paid on the Company's common stock during the previous two years. No dividends are contemplated by the Company in the foreseeable future.

The Loan Agreement with the Company's principal lending bank prohibits the payment of cash dividends on common stock without the bank's express consent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

(a) Financial Condition for 1998
The Company's financial performance and status were negatively impacted by decreased and inadequate revenue, fixed operating costs, and high debt burden. These factors in turn impacted liquidity, while inadequate working capital caused additional fees, penalties, and inefficiencies.

Because of its record of slow payment, some suppliers required pre-payment of orders, creating a greater cash flow problem. Some working capital was
provided by postponement of interest on debentures.   However, additional
funding was necessary for inventory financing, and this was provided by the president via short term promissory notes.

The Company relocated to a new facility during the second calendar quarter. This move caused some disruption in operations, and caused some additional costs. The new facility also required a deposit of $15,000.

The Company received a monthly cash payment during 1998 from the lease of a billboard printing machine it acquired in 1993. The lease rate was $5,000 per month for the first six months and $6,000 per month for the second half of the year.

The highest amount of loans by the president for inventory financing during 1998 was $179,876 and for 1997 was $177,387. Interest rates paid on the loans ranged from 10% to 13.5%. Additionally, Mr. Bender is owed $30,000 for unpaid salary in 1995. No interest is paid on this amount. The Company believes that the terms from Mr. Bender are more favorable than those which could be obtained from other sources.

The Company has adequate production equipment to support its current level of operations. It will require additional investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to finance such capital investment when its sales reach the requisite level.

There are no significant seasonal aspects to the Company's operations.  However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training. Additionally, there are some spending patterns characteristic of military spending.

The Company has considered a number of strategies to improve its working capital problem. It has discussed an infusion of either debt or equity capital with several sources. However, factors such as its low revenues, high debt, and operating loss have made such infusion very difficult. Further, lack of audited financial statements precluded some alternatives. The Company completed independent audits of 1996 and 1997 in late 1998, and intends to maintain current reporting in the future. Thus, its opportunities may be improved in the future. It intends to seek additional capital, equity and/or debt, during 1999.

The Company has reduced its expenses for staff and facilities to the bare minimum. Other costs such as audit, legal, and shareholder costs are necessitated by the Company's publicly owned status. The only variable G & A costs are for marketing, which the Company has and intends to continue increasing. Thus, the Company does not believe it possible or prudent to further reduce its spending for G & A functions.

The Company expects that its performance and liquidity problems will persist until revenues reach a level sufficient to generate a gross margin adequate to cover all operating costs and provide some level of operating income. The Company has made increased revenue its primary priority for the foreseeable future, and intends to increase its spending on marketing activities as much as possible. The Company believes that its products and markets are sufficient to achieve a satisfactory revenue level, but it is unable to predict when this might occur.

(b) Results of Operations
Comparison of financial results for the preceding years is presented for 1996, 1997, and 1998.

     1998 Compared With 1997. Total revenue for 1998 was $1,473,445 as compared to $1,762,374 for 1997. There was a substantial operating loss for both years. An off-setting non-operating gain in 1997 reduced the net loss to only $3,634. In 1998 there was also a non-operating loss which increased the Net Loss of $139,800. Financial performance was characterized by low revenues which did not generate sufficient gross margin to cover administrative costs.

Sales of core products, shelters and targets, decreased about 7% in 1998 from 1997. Cost of Sales improved from 66% i n 1997 to 60% in 1998. The ratio of direct labor remained the same. Total G & A costs were about the same, but the ratio increased from 42% to 47% because of reduced amount of revenue.

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


Sales of core products, shelters and targets, decreased about 7% in 1997 from 1996. Cost of Sales improved from 70% i n 1996 to 66% in 1997. The ratio of direct labor remained about the same. Total G & A costs were a little less in 1997, but the ratio increased from 40% to 42% because of reduced amount of revenue.

(c) Discussion of Year 2000 (Y2K) Issues
The Company has completed its internal review of Y2K readiness but has not yet completed its review of the readiness of third party suppliers. In general, the Company does not believe that it will be subject to any material disruptions or costs from Y2K issues. However, if there is any disruption in core support services such as utilities and communications then the Company would experience substantial problems and costs.

     State of Readiness
     1.  The Company has completed its review of its Information Technology
(IT) systems and resources and determined that they are Y2K compliant.    All
computer systems have been tested and found to be Y2K compliant. The manufacturer of its Accounting System has provided a statement that the version currently used is Y2K compliant. All other software systems have been determined to be either Y2K compliant, non-date sensitive, or not material to operations. The Company has examined all of its machinery and has determined that it owns no automated systems or equipment with embedded controllers.

     2. The Company has completed its assessment of its Y2K problems, has upgraded some of its computer systems, and has determined that no further corrective action is necessary.

     3. The Company's business and operations are dependent upon a number of third parties. It has not yet completed its review of the status of third party readiness, or the impact that lack of readiness would have on the Company. Third parties upon whom the Company is dependent include suppliers of raw material, customers, and suppliers of utilities and services. The nature of the relationship and dependency for each group are as follows:

 Suppliers. All of the Company's products are standard commercial items and in general are available from several sources. However, the Company has established relationships with preferred sources, and loss of these sources would have a negative impact on costs and efficiency, and in some cases the ability of the Company to meet product specifications. The Company is reliant upon one source for fabrication of a major target component. Failure of this supplier would severely disrupt the Company's ability to operate. The Company is initiating inquiries to its major suppliers to determine the likelihood of interruptions from Y2K issues.

 Customers. Interruption of business operations of the Company's customers would reduce revenues or delay payments. The Company's customers are both commercial and government. The Company sells small orders to a variety of commercial customers, and loss of any one customer would not be material. The Company sells small to large orders to several military customers, including one whose total annual orders are significant. Loss of this customer would have a material adverse impact on the Company.

 Services. The Company uses the routine services of a number of third parties in the ordinary course of business. It is dependent upon four separate utility firms for water, power, gas, and phone service. No alternative sources are readily available. Freight and communications services are provided by or available from several different firms.

     Costs to Address Y2K Issues
     All of the Company's internal systems are Y2K compliant, and all of its Y2K issues are external. Thus, the Company does not expect to incur any direct costs to address Y2K issues.

     Risks of Y2K Issues
     The Company's Y2K risks are those associated with business interruptions at third party sources. Any interruption of the flow of orders, payments, supplies, or services would have a material adverse effect upon the Company. Major risks from interruption of business at third party sources are as follows:

 Suppliers. Any significant delay in obtaining raw materials would prevent the Company from making timely deliveries which would negatively impact both obtaining new orders and the flow of revenue. The failure of a key Company supplier could increase the lead time and cost of critical raw material which would have a significant negative impact on Company business. The failure of any major supplier could create material shortages which would also increase lead time and cost.

 Customers. The Company's major customers are agencies of the U.S. Government. Any interruption of operations occurring at a major customer could stop the issuance of purchase orders. Interruption of financial operations could stop or delay payment of orders. The Company has inadequate working capital and no line of credit, and any extended delay of orders or payment could cause the Company to cease operations. The Company does not expect significant Y2K interruptions of government operations.

 Services and Support. The Company relies upon a number of third parties for various kinds of essential support services. These include banks for financial services, utility companies for power and water, transportation companies for material and order deliveries, and phone companies for communications services. Interruption of any of these services would have an immediate and adverse impact on Company operations. Further, such interruption could be industry wide, creating a cascading array of failures, shortages, and interruptions. Such industry interruptions could be disastrous for the Company, and could force it to cease operations.

     Contingency Plans
     The Company has not established a Contingency Plan. It intends to carefully monitor projections concerning Y2K interruptions as 1999 progresses, to assess the state of readiness of critical material suppliers, and to implement preventive and ameliorative actions as indicated. The Company has considered contingency actions as it reviewed its Y2K risks, and has identified potential courses of action. It currently is, and intends to continue, exploring potential contingency actions. Potential actions include:

     - identification of alternative materials and sources
     - stockpiling of crucial and long lead time materials
     - increase in working capital and obtaining of credit line
     - arrangements for factoring of government invoices


ITEM 7.  FINANCIAL STATEMENTS

The Audit Report with financial statements for the year ending December 31, 1998 is included as an enclosure to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a) Independent Accountants.
The Company's operations for 1996, 1997, and 1998 were audited by the firm of Daniel C. Gilliland, CPA, P.C. The Company had no independent accountants for the years 1990 through 1995. There have been no disagreements with the Audit findings or statements.


                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Director and Executive Officers
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Information Statement for its 1999 Annual Meeting of the Shareholders is incorporated herein by reference.

(b) Significant Employees
There were no employees essential to the Company's activities.

(c) Family relationships
There are no known family relationships between any of the Company's officers or directors.

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

SUMMARY COMPENSATION TABLE

                     Annual Compensation         Long Term Compensation
Name/Position   Year  Salary   Bonus   Other       Restricted     SARs
                                                   Stock Awards
CEO:
Allen Bender    1996  48,000   0       *            0             0
                1997  60,000   0       **           0             0
                1998  60,000   0       0            0             0

    * Mr. Bender was granted options for 500,000 shares of stock, of which 250,000 vested on October 28, 1996 and the remaining 250,000 vested on July 31, 1997 based upon his continuous service as president.

**   Mr. Bender was granted an option to purchase 150,000 shares of stock, vesting upon his service as president for the coming year.

No other officer, director, or employee received total compensation which exceeded $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners
No individual or group is known by the Company to own 5% or more of its common stock.

(b) Security Ownership of Management
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of the Shareholders is incorporated herein by reference.

(c) Arrangements for Change in Control
There are no existing arrangements and no pending or planned arrangements which would result in a change in control of the company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1997 and 1998 between the Company and any officer, director, or nominee for director, or a member of their family, having a value which exceeded $60,000.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

The Company filed one Form 8-K report with the SEC during 1998 as follows:

     a. November 2, 1998 reporting results of its 1998 annual meeting and the election of a new Board of Directors

This Form 8-K report has been previously filed with the SEC and is incorporated herein by reference.

ITEM 14.  SUBSEQUENT EVENTS

On January 1, 1999 the Company signed an agreement with Amateur Sports Group, Inc. (ASG) granting ASG exclusive distribution rights for its Hospitality and Promotion product line. The agreement granted TVI a six month option to acquire ASG upon specified terms. ASG is located in Millersville, Maryland.

In February 1999 the Company settled its two remaining lawsuits seeking ownership of debt and equity in USA Access, Inc. purchased with funds embezzled from TVI. Details are presented in Item 3. (a) above.

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