Form 10QSB
period 1999-03-31
TVI CORP
filed 1999-06-09
CIK 352079

Results of First Quarter 1999 Operations

The table below sets forth for the first quarters of 1999 and 1998 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

Product sales and total revenue were about the same for both quarters. Operating income increased in first quarter 1999 to $21,579 from a loss of $87,223 in the same quarter in 1998.

Gross margin improved due to a better product mix and improved manufacturing efficiency. Efficiency was hampered in 1998 due to preparations for relocation to a new facility. G & A Expenses were also higher in first quarter 1997, due primarily to higher legal and accounting fees.

The company recorded a non-recurring gain of $104,112 in first quarter 1999 from recovery of assets purchased with funds embezzled from the company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TVI Corporation


                                   By: /s/ Allen E. Bender

                                   Allen E. Bender, President

                                   June 9, 1999