Form 10QSB
period 1999-06-30
TVI CORP
filed 1999-08-04
CIK 352079

Results of Second Quarter 1999 Operations

The table below sets forth for the second quarter and first half of 1999 and 1998 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

Product sales and total revenue increased significantly during the three months ended June 30, 1999 as a result of higher sales of thermal target products. Operating income also increased significantly from a loss in 1998 to a pretax income of $52,911 in 1999.

Gross margin improved due to product mix and improved manufacturing efficiency, increasing to 47.6% from 44.6%. G & A Expenses were higher due primarily to increased marketing expense but declined as a percentage of sales to 39.7% from 49.4% due to increased sales.

For the six month period, total sales and operating income were higher in 1999 than in 1998. Gross profit as a percentage of sales increased to 47.9% from 40.5%. G & A expenses were slightly higher but declined as percentage of sales to 42.2% from 52.1%

The company has paid off its bank debt, and its interest costs are also lower.

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

                                   August 3, 1999