Form 10QSB
period 1999-09-30
TVI CORP
filed 1999-11-10
CIK 352079

Results of Third Quarter 1999 Operations

The table below sets forth for the third quarter and first nine months of 1999 and 1998 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

Product sales were lower during the three months ended September 1999, but were higher for the nine month period. The company completed two significant orders during the third quarter 1998 while shipments have been more regular during 1999. The company records revenue only when a billable order is completed and shipped, causing some distortion in quarter to quarter comparisons.

For the third quarter, gross margin was 46.1 per cent, as compared to 41.2 per cent for the year ago quarter and 47.6 per cent for the second quarter of 1999. Other costs were lower in 1999, resulting in an operating income of $50,151 compared to $38,918 in 1998.

For the nine month period ending September 30, sales were higher in 1999 than in 1998. Sales of military targets were up while military shelters were down. There was a significant increase in sales of commercial shelters. For the 1999 period, gross margin was 47.3 per cent as compared to 37.9 per cent for 1998. Other costs were about the same, resulting in an operating profit of $124,644 as compared to an operating loss of $55,919 in 1998.

The company recorded a non-recurring gain of $104,112 in the first quarter of 1999 from recovery of assets purchased with funds embezzled from the company.

The company has no income tax liability due to a tax loss carry forward.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TVI Corporation

                                   By: /s/ Allen E. Bender

                                   Allen E. Bender, President

                                   November 9, 1999