Form 10KSB
period 1999-12-31
TVI CORP
filed 2000-06-07
CIK 352079

_________________________________________________________________
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                    _____________________
                            FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the calendar year ended DECEMBER 31, 1999

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

               COMMON STOCK $.01 PAR VALUE
                        Title of Class
     Check whether the issuer (1) filed all reports required to be filed by Section 13 0r 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the issuer's most recent fiscal year ended December 31, 1999 are $1,934,510.

     As of May 26, 2000 there were 24,176,308 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $2,660,000.
_____________________________________________________________

FORM 10 KSB DECEMBER 31, 1999


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

     Forfeiture of Charter.   The company has operated continuously since
incorporation under the charter granted by Maryland. However, the charter was forfeited from October 1996 to May 1998 by the state for failure to file Personal Property Tax Reports for the years 1992 and 1993. The Company was unaware of the forfeiture, and continued to operate under the direction of its Board of Directors in normal fashion. Upon learning of the forfeiture, the Company filed all required reports and made all required payments. The Company then filed Articles of Revival for its charter which was approved by the state on May 27, 1998. The matter was reported to shareholders in the Company's Proxy Statement of September 1998, and the shareholders at the Annual Meeting on October 31, 1998 approved a resolution ratifying all actions taken by the Board in the ordinary course of business during the charter forfeiture period. Counsel has advised the Company that it has complied with requirements of Maryland law for revival of corporate charters, and that there is no basis for legal liability because of its operation during the period when its charter had been forfeited.

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

     Significant Asset Changes. During 1999 there were no material reclassifications or consolidations, and no significant purchase or sale of assets.

(B) BUSINESS OF ISSUER
The Company's business has historically been a supplier of thermal products to the Department of Defense and to military agencies of other countries. The two principal products have been thermal targets and tank decoys. In recent years due to the substantial down-sizing implemented for the Department of Defense, the market for the Company's products has been drastically reduced. Further, there has been a concomitant reduction in foreign military aid and a military downsizing in other countries which has eliminated the Company's foreign market for targets. To replace this lost market the Company began the development and sale of a light weight, rugged, and rapidly deployable soft shelter (tent) for military use which used an articulating frame based upon the technology used for its tank decoy frame. In late 1995 and 1996 it began the development of commercial versions of its shelters in an effort to broaden its market and increase revenue. Both marketing efforts and product development were continued during 1999 for commercial products.

     Principal Products. The Company's principal product lines in 1999 were disposable thermal military targets, military soft shelters, commercial soft
shelters and signage, and decontamination systems.   The targets consisted
mainly of modules designed to simulate the thermal signature of military tanks and related military assets. The military shelters consisted mainly of one piece shelters with 150 to 400 square feet of floor space used for forward tactical applications such as command posts, communications, and aid stations. The principal commercial products were small rapid deploy shelters used primarily by emergency services agencies and by child safety groups. Display signs were also sold to the child safety groups. The decontamination systems consist of a shelter, water heater, and accessories such as hoses and shower nozzles. All shelters and signage employ the Company's articulating frame technology.

     Distribution Methods. The Company distributes its products directly for domestic sales. Marketing is done by in-house employees, largely by written offers in response to Government announced purchases. The Company employs in-country agents for international sales on a limited basis. The Company has also supported its commercial marketing activities with in-house employees and direct shipments. The Company has explored a variety of domestic and foreign distribution options for its commercial shelter products, and has entered into several agreements or arrangements. None of these has been successful. It is likely that more than one distribution method will be necessary to address the various market segments the Company has targeted.

     New Products. The Company continued development of its line of commercial shelters announced in 1996. These shelters employ a less rugged version of the articulating frame used for military shelters, and use commercial grade fabric for cladding. Varying sizes and styles are developed for different commercial applications. The Company has developed a family of sign frames, primarily billboards and a-frames, intended for use as outdoor portable signs. The frames are designed to be covered with various forms of fabric which can be imprinted or otherwise display promotional messages or images. The Company believes these items represent viable products, and has applied for provisional patents. However, no formal market analysis to validate the usefulness and marketability of these products has been done.

The Company also developed a Decontamination System consisting of a shelter, water heater, and related items designed to provide decontamination showers to mass casualties resulting from a terrorist attack involving a Weapon of Mass
Destruction (WMD).   WMD weapons include chemical, biological, and nuclear
weapons. These systems have been developed for both government and private agencies which have a mission to respond to a WMD attack.

     Competitive Conditions.
     (1) Targets.  The Company competes with two or three other small companies in the thermal target market. The Company believes that its targets are technically superior to the competing products, and are favored by the military tank gunnery ranges. However, because of procurement regulations, the
company must compete on price as well as technical considerations.   There was
diminished competition during 1999, and the company was the dominant supplier to the military armor ranges.

     (2) Shelters. The Company competes with two small companies which make military shelters functionally similar to the TVI shelter. These companies appear to have greater marketing and production capabilities than TVI, and one
has a larger customer base.   There are also a large number of companies which
make a variety of military, commercial, and recreational shelters, and which may compete with the Company in one or more markets. All of these companies are larger and have greater resources than TVI. Because of procurement regulations, many shelter sales to military agencies are competitive, and the Company typically competes with several other bidders.

     (3) Decontamination Systems. The Company competes with one company which has become the largest integrated supplier of traditional HazMat and EMS
products as well as WMD products.    This company appears to have substantially
greater marketing and production capabilities than TVI. Additionally, the Company competes with a number of both large and small companies which specialize in the public safety market. Most of the companies are well entrenched in the public safety market.

     Raw Materials. The Company uses only commercially available materials in the manufacture of its target and shelter products.

 Some target manufacturing components and processes are unique to the Company, and the Company is dependent upon suppliers who have existing capability to meet the Company requirements. The Company has employed the same sources for several years which have proved reliable. However, there is no assurance that these key target components will always be available. The Company has initiated efforts to establish alternate sources for both material and processing. Unavailability of either the critical component or critical processing could hamper the Company's ability to compete in the thermal target market.

     Customer Dependency. A large percentage of the Company's sales are to the Department of Defense agencies or civilian contractors for Defense use. Loss of this market would have a material adverse effect on the Company. As noted above the Defense market has been decreased significantly as a result of military downsizing, and this has caused substantial damage to the Company's market. The percentage of revenues from private users in 1998 was approximately 8% of revenues, but this percentage increased to about 26% in 1999. One commercial customer accounted for about 20% of commercial sales in 1999.

     Patents, Trademarks, and Agreements. The Company has one patent covering its targets and one covering its decoys. Both expire in December 2000. There is little reliance on these patents in marketing activities. The Company also owns five trademarks, only one of which is used in current marketing activities. The Company was granted a patent on its articulating shelter frame during 1999. The Company has also submitted applications for Provisional Patents covering two promotional products and one public safety product, and intends to pursue full patents for them. There are no royalty or licensing agreements, and there are no labor contracts.

     Need for Government Approval. There are no requirements for Government approval for any of the Company's principal products. However, the Company's targets and decoys are covered by the International Traffic in Arms Regulations
(ITAR), and the Company must obtain approval from the U. S. State Department to sell such products to foreign buyers. The Company is currently licensed by the State Department.

     Effect of Government Regulations. The Company is subject to various regulations including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company's business.

     R & D Activities.   The Company spent approximately $5,628 in 1998 and
$7,310 in 1999 for Research and Development activities. All expenditures were associated with improvement and enhancement of military tactical shelters and with design and development of shelter models appropriate in performance and cost for a variety of commercial applications. These amounts do not include research efforts which were incidental to normal marketing and production activities.

     Impact of Environmental Laws. There have been no specific costs associated with compliance with environmental laws.

     Total Employees. During 1999 the Company employed an average of about 30 employees, of whom all but one was full time.

ITEM 2.  DESCRIPTION OF PROPERTY

(A) PRINCIPAL PLANT.
The Company leases space to house its administrative and manufacturing activities. It relocated to the current facility in 1998.

The current facility consists of about 17,000 square feet, of which about one-fourth is finished and used as office space. The facility consists of a small basement area of a large warehouse. Address of the new facility is 7100 Holladay Tyler Road, Glenn Dale, MD 20769. The new facility is located a short distance from the old facility.

(B) INVESTMENT POLICIES.
The Company has made no investments in real property or related real property financial instruments in the preceding three years.

(C) DESCRIPTION OF REAL ESTATE.
The Company does not own any real property.


ITEM 3. LEGAL PROCEEDINGS

(A) PENDING PROCEEDINGS
The Company was a party to the following legal proceedings during 1999:

1.  TVI Corporation vs USA. Access, Inc.
     a.  District Court for Clark County, Nevada
     b.  Filed June, 1998
     c. Principal parties are the Company and USA Access, Inc., a Nevada corporation.
     d. This action seeks to establish TVI's ownership of a $75,000 loan made with embezzled funds, and to obtain payment of principal and interest.
     e.  TVI is pursuing recovery of a loan acquired with embezzled TVI funds

In February 1999, the Company entered into an agreement with USA Access establishing its ownership of the notes, setting the interest rate at 9%, and maturity date at September 19, 1999. USA Access consented to judgement if the amount of $108,750 is not paid by October 19, 1999.

The debt was not paid by October 1999, and the Company continued negotiations with USA Access. On March 30, 2000 the Company accepted payment of $50,000 in cash and 82,833 shares of USA Access common stock. This action completely resolved the lawsuit.

2.   State of Maryland vs TVI Corporation
     a.  Circuit Court for Prince Georges County, Maryland
     b.  Filed September, 1999
     c. Principal parties are the Company and the Maryland Commissioner of Labor and Industry on behalf of Hunter L. Graves, Jr.
     d. This action seeks to obtain payment for unused vacation in the amount of $8,621 claimed by a former employee.
     e. A former employee asserted a claim for unused vacation which the company denied. The former employee then filed a claim with the Commission of Labor and Industry. The Commission decided for the employee, and when the company refused to pay the Commission filed suit.

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

(B) IMPENDING GOVERNMENT PROCEEDINGS
The Company was not aware of any contemplated proceeding by a government authority in 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1999.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION
The Company's common stock is traded on the OTC Bulletin Board under the symbol TVIN. The National Quotation Bureau reports fifteen market makers for the Company's common stock.

The high and low bid prices by quarter for 1998 and 1999 as reported by the National Quotation Bureau were as follows:

                                   1998
          1st Qtr     2nd Qtr    3rd Qtr       4th Qtr
Low Bid     .025        .08         .05          .05
High Bid    .36         .29         .09          .085

                                   1999
          1st Qtr     2nd Qtr    3rd Qtr       4th Qtr
Low Bid     .065        .05        .05           .05
High Bid    .12         .085       .09           .095


The Low and High Bid Prices during the first quarter of 2000 were $.06 and $.24.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(B) HOLDERS
It is estimated that the Company had approximately 2,000 holders of its common stock at the end of 1999.

(C) DIVIDENDS
There have been no dividends declared or paid on the Company's common stock during the previous two years. No dividends are contemplated by the Company in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

(A) FINANCIAL CONDITION FOR 1999
The Company's financial performance improved during 1999. There was a significant increase in revenues over 1998,and operations were profitable for
all four quarters.   Operations were hampered by  inadequate working capital,
but the situation improved in the fourth quarter.

Some suppliers required pre-payment of orders, creating a greater cash flow problem. Some working capital was provided by postponement of interest on
debentures.   However, additional funding was necessary for operations, and this was provided by the president via short term promissory notes. Additionally, the large contract in the fourth quarter was partially financed by customer prepayments.

The Company received a monthly cash payment of $6,000during 1999 from the lease of a billboard printing machine it acquired in 1993. Depreciation on the machine was $6,000 per month for the first six months, and then zero as the machine was fully depreciated. The lease will expire in June 2000, and prospects for sale or lease of the machine are not promising.

The highest amount of loans by the president for inventory financing during
1999 was $156,500and for 1998 was $179,876.   Interest rates paid on the loans
was 10% for 1999 loans and 12% for 1998 loans. Also, Mr. Bender has obtained two charge cards for use by the Company, but for which he is personally liable.
The amount due at December 31, 1999 was $11,567. Additionally, Mr. Bender is owed $30,000 for unpaid salary in 1995. No interest is paid on this amount. The Company believes that the terms from Mr. Bender are more favorable than those which could be obtained from other sources.

The Company has adequate production equipment to support its current level of operations. It will require additional investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to finance such capital investment when its sales reach the requisite level. In early 2000 the Company acquired a three head drilling apparatus at a cost of about $15,000 which was paid for from operating funds.

There are no significant seasonal aspects to the Company's operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training. Additionally, there are some spending patterns characteristic of government fiscal year spending.

The Company has considered a number of strategies to improve its working capital problem. It has discussed an infusion of either debt or equity capital with several sources. However, factors such as its low revenues, high debt, and operating loss have made such infusion very difficult. Profitable operations in 1999 diminished the problem, and the Company was able to fund its operations with loans from its president and some customer prepayments. The Company was also able to obtain credit from two of its major suppliers.

The Company has reduced its expenses for staff and facilities to the bare minimum. Other costs such as audit, legal, and shareholder costs are necessitated by the Company's publicly owned status. The only variable G & A costs are for marketing, which the Company significantly increased during 1999 and intends to continue at a higher level. Thus, the Company does not believe it possible to further reduce its spending for G & A functions, and intends to increase spending for marketing and customer service. The Company also intends to augment its management infrastructure during 2000.

The Company expects that its performance and liquidity problems will persist until revenues can be maintained at a level sufficient to generate a gross margin adequate to cover all operating costs and provide some level of profit. This performance was achieved during 1999, and has continued into 2000. The Company has made increased revenue its primary priority for the near term.

(B) RESULTS OF OPERATIONS
Comparison of financial results for the preceding years is presented for 1997, 1998, and 1999.

     1999 Compared With 1998. Total revenue for 1999 was $1,934,510 as compared to $1,473,445 for 1998. Net Income increased to $352,982 from a loss of $139,800 in 1998. Net Income includes an operating income of $260,893, other expenses of $16,706, and extraordinary income of $108,795.

Total revenues increased by about 24% over 1998. Additionally, sales of commercial tentage and signage increased, which in general have a higher gross margin than military shelters. Sales of thermal products recovered to normal levels after stiff competition in 1998, and these products achieved a consistent gross margin. Sales of tactical shelters were down, due in part to the Company's emphasis on non-military marketing.

Cost of Sales for 1999 was reduced to 55% as compared to 60% in 1998. G & A Expense increased only slightly to $602,045 from $588,084 in 1998. The percentage as related to revenues dropped to 31% from 47% due to the higher level of revenues.

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

Sales of core products, shelters and targets, decreased about 7% in 1998 from 1997. Cost of Sales improved from 66% in 1997 to 60% in 1998. The ratio of direct labor remained the same. Total G & A costs were about the same, but the ratio increased from 42% to 47% because of reduced amount of revenue.

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

(C) DISCUSSION OF YEAR 2000 (Y2K) ISSUES
During 1999, the Company completed its review of Year 2000 matters and implemented its readiness plan. These efforts incurred no significant costs, and all costs were expensed in 1999.

The Company has encountered no Year 2000 problems or costs in entering the year 2000.


ITEM 7.  FINANCIAL STATEMENTS

The Audit Report with financial statements for the year ending December 31, 1999 is included as an enclosure to this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(A) INDEPENDENT ACCOUNTANTS.
The Company's operations for 1996, 1997, 1998, and 1999 were audited by the firm of Daniel C. Gilliland, CPA, P.C. The Company had no independent accountants for the years 1990 through 1995. There have been no disagreements with the Audit findings or statements.


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


SUMMARY COMPENSATION TABLE

                             Annual  Compensation       Long Term Compensation
Name/Position     Year       Salary  Bonus  Other     Restricted Stock    SARs
                                                          Awards
CEO:Allen Bender
                  1997       60,000    0      0              *             0
                  1998       60,000    0      0              0             0
                  1999       60,000    0      0              **            0

      * Mr. Bender was granted an option to purchase 150,000 shares of stock, vesting upon his service as president for the following year.

     **   Mr. Bender was granted an option to purchase 150,000 shares of stock, vesting upon his service as president for the following year.

No other officer, director, or employee received total compensation which exceeded $100,000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
At May 26, 2000 no individual or group is known by the Company to own 5% or more of its common stock, except for its president.

(B) SECURITY OWNERSHIP OF MANAGEMENT
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of the Shareholders is incorporated herein by reference.

(C) ARRANGEMENTS FOR CHANGE IN CONTROL
There are no existing arrangements and no pending or planned arrangements which would result in a change in control of the company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1998 and 1999 between the Company and any officer, director, or nominee for director, or a member of their family, having a value which exceeded $60,000.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

The Company filed no Form 8-K reports with the SEC during 1999.


ITEM 14.  SUBSEQUENT EVENTS

On March 30, 2000 the Company accepted $50,000 cash and 82,333 shares of USA Access common stock in payment of the Promissory Note and accrued interest.

In March and April, Promissory Notes in the amount of $55,000 owed to its former counsel were converted into 733,333 shares of restricted common stock.


ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:

                              /s/ Allen E. Bender
                              Allen E. Bender
                              Chief Executive Officer
                              and Chairman of the Board
                              /s/ May 30, 2000