Form 10QSB
period 2000-03-31
TVI CORP
filed 2000-06-15
CIK 352079

Results of First Quarter 2000 Operations

The table below sets forth for the first quarters of 2000 and 1999 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

Product sales and total revenue were sharply higher for first quarter 2000. Net income increased to $254,972 in the quarter from $126,391 during first quarter of 1999.

The increase in revenue was due to increased sales of non-military products and included both promotional products and decontamination systems. Some orders received in the fourth quarter of 1999 were deferred until the first quarter in order to complete a large commercial order with a mandatory completion date. Sales of thermal products were normal, sales of tactical shelters were down, and sales of non-military shelters, signage, and accessory products were significantly higher.

Gross margins were higher due to improved product mix, efficiency from higher volumes, and improved manufacturing procedures.

G & A Expense increased substantially in amount during the first quarter due to higher level of operations and increased marketing expense. Marketing expense increased to $55,505 in the first
quarter from $15,184 in the first quarter of 1999.   G & A Expense
decreased as a percentage of revenue due to the higher level of revenues.

The company recorded a non-recurring gain of $104,112 in the first quarter 1999 from recovery of assets purchased with funds embezzled from the company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TVI Corporation


                                   Allen E. Bender, President
                                   June 15, 2000