Form 10QSB
period 2000-06-30
TVI CORP
filed 2000-08-02
CIK 352079

RESULTS OF SECOND QUARTER 2000 OPERATIONS

The table below sets forth for the Second Quarter and First Half of 2000 and 1999 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

Product sales increased in the second quarter ending June 30, 2000 to $636,281 from $496,873 in the year ago quarter. Operating profit was $117,419 as compared to $60,468 in 1999. Net income increased to $223,103 in 2000 from $53,945 in 1999.

During the second quarter sales of thermal products decreased while sales of commercial products increased. Sales of thermal products vary from quarter to quarter depending upon when one of the large Army ranges places its orders. Commercial products have a slightly higher margin, and gross margin increased in 2000 to 51.3% from 47.7% in 1999.

G & A expenses increased about 10% in the quarter from a year ago. As a percentage of revenues, G & A expenses decreased in 2000 to 33.9% from 39.3% in 1999. Due to higher margin and lower G & A expense, operating profit increased to $117,419 or 17.9% from $60,468 or 11.7% in 1999.

Net income in second quarter 2000 includes an extraordinary item of $102,644 from recovery of assets embezzled by a previous officer.

For the six months periods ending June 30, product sales in creased in 2000 to $1,465,962 from $821,080 in 1999. Net income increased to $469,076 in 2000 from $180,345 in 1999.

Sales of commercial products increased substantially in 2000, to about $900,000 from $150,000 in 1999. Increases occurred in both the Public Safety line and the Hospitality and Promotions line. Sales of decontamination shelters and equipment in support of the anti-terrorist programs accounted for the increase in Public Safety sales. Sales of shelters and signage primarily for the car seat inspection programs accounted for the other increase. Sales of military tentage remained flat, while sales of thermal products were down. Gross margin was 53% in 2000 as compared to 47.3% in 1999.

G & A expense increased about 25% for the first half of 2000. Due to higher level of revenues, G & A expense dropped to 28.8% from 39.9% in 1999. Due to higher gross margin and lower G & A expense, operating profit increased to $380,294 or 25.3% from $87,645 or 10.1% in 1999.

Net income for first half of 2000 includes an extraordinary item of $102,644 and for 1999 an extraordinary item of $104,813. Both of these items resulted from recovery of assets embezzled by a previous officer.


During the Second Quarter on June 29, the annual meeting of shareholders was held. Two proposals were submitted to the shareholders for vote, election of directors and ratification of auditor for 1999. The results of the voting are set forth in the following table.

                                   For       Against/Abstain
Election of Directors:
     Allen Bender             17,378,606                 3,500
     Joseph Borkoski          17,038,606               343,500
     Rudy Diaz                16,958,606               423,500
     Joseph Duffy             17,038,606               343,500
     Mark Hammond             17,373,606                 8,500
     Charles Sample           17,378,606                 3,500

Ratification of Daniel C.
Gilliland, CPA as auditor     17,890,842               117,000


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TVI CORPORATION

                                   By: /s/ Allen E. Bender

                                   Allen E. Bender, President

                                   July 31, 2000