Form 10QSB
period 2000-09-30
TVI CORP
filed 2000-11-13
CIK 352079

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 2000

Commission file Number     0-10449


                   TVI CORPORATION
(Exact name of registrant as specified in its charter.)


    Maryland                         52-1085536
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

7100 Holladay Tyler Road, Glenn Dale, MD              20769
(Address of principal executive offices             (Zip Code)

Registrant's telephone number, including area code:
(301) 352-8800

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of September 30, 2000:
  	Preferred Stock, $1 Par Value	-	  61,518
      Common Stock, $.01Par Value   -   24,527,493


                 PART I. - FINANCIAL INFORMATION

                      TVI  CORPORATION

           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS AND NINE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999
                           (Unaudited)

		(Amounts in thousands, except per share data)

                            Three months ended  Nine months ended
                               September 30       September 30
                            __________________  _________________
                              2000      1999     2000     1999
                             ______    ______   ______   ______
Net Sales                    $  913    $  420   $2,417   $1,289

Cost of goods sold              562       216    1,251      649
                             ______    ______   ______   ______

Gross Profit                    352       204    1,166      640

Selling, general and
 administrative expenses        200       145      632      492
                             ______    ______   ______   ______

Operating Income                152        60      534      148
Interest Expense                 10        10       17       24
Other Income                      0         0      105      105
                             ______    ______   ______   ______

Net Income                      143        50      623      229

Accumulated Deficit -
 Beginning of Period        (11,506)   11,822) (11,649) (12,002)
                             _______   _______  _______  _______

Accumulated Deficit -
 End of Period              (11,026)  (11,777)  (11,026)(11,777)



Earnings per share            $ .006   $ .002    $ .025   $ .010

See Accompanying Notes to Financial Statements


                                TVI  CORPORATION

                                 BALANCE SHEET
                                  (Unaudited)
                (Amounts in thousands, except per share data)
                                Sep 30,  2000        Sep 30, 1999
                               ______________      ______________
ASSETS
Current Assets
  Cash                                $  307            $    42
  Accounts receivable trade              436                225
  Inventories                            782                632
  Prepaid expenses                        17                 15
  Other current assets                   159                182
                                      ______             ______
Total Current Assets                   1,703              1,097

Property, Plant and Equipment            759                719
  less accumulated depreciation         (599)		            (565)
Deferred Costs and Other Assets           19                 12
                                      ______             ______
TOTAL ASSETS (NOTE 3)                  1,882              1,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                    $  113             $   87
  Accrued Compensation                    88                 80
  Other accrued liabilities               51                298
                                      ______             ______
Total Current Liabilities                252                465

Long Term Debt                           248                259

Stockholder's Equity (Deficiency)
   Preferred Stock, $1                    62                 61
  Common stock par value $.01
   Authorized 35,000,000 shares
   Issued and outstanding -
   24,527,493 and 23,277,974 shares      245                232
  Capital in excess of par value      12,101             12,022
 Accumulated deficit                 (11,026)           (11,776)
                                      _______            _______
Total Stockholders' Equity            $1,382             $  539

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $1,882             $1,263

See Accompanying Notes to Financial Statements

                        TVI  CORPORATION

                    STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                           (Unaudited)
                      (Amounts in thousands)
                                        2000               1999

Cash Flow From Operating Activities:
 Loss From Operations                 $ 622            $    225
                                      _______            _______

 Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities
  Depreciation                            31                 49
 Increase (Decrease) From Changes:
  Receivables                            (19)               (86)
  Inventories                           (193)              (141)
  Prepaid Expenses                        60                  1
  Other assets                            32                (34)
  Accounts payable                       (11)                52
  Accrued compensation                   (13)                 1
  Other accrued liabilities               (5)                18
  Customer deposits                      (95)                47
						_________		   _______

Net Cash Used In Operating Activities $ (211)            $  (94)
                                      _______            _______

Cash Flow From Investing Activities:
  Capital expenditures                $  (38)            $  (33)
  Capitalized patent costs		             	(3)	            		  0
                                       ______             _____
Net Cash Used In
  Investing Activities                $  (41)            $  (33)

Cash Flow From Financing Activities:
  Issuance of stock	              		  $   83             $   17
  Decrease in Loans Payable              186                 17
  Increase in Loans Receivable            (5)               (75)
Net Cash Provided (Used) From
  Financing Activities                $ (110)             $ (74)
                                      _______            _______

  INCREASE IN CASH                    $  260              $  24

Cash at Beginning of Year             $   47             $   19
                                      _______            _______
Cash at End of Period                 $  307             $   42

See Accompanying Notes to Financial Statements

                        TVI  CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

                       September 30, 2000


Note 1. Summary of Significant Accounting Policies

     The accompanying financial statements, which should be read in conjunction with the financial statements of TVI Corporation ("the Company") included in the 1999 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments necessary for a fair presentation for such periods have been included.

	The company considers its Accounts Receivable to be fully collectible, and no allowance for doubtful accounts has been recorded.

	No accrual has been made for compensated absences because unused amounts of leave do not vest and are not paid upon termination of employment.


Note 2. Long Term Debt

     Long term debt includes matured promissory notes $236,702 of which $172,500 is principal and the balance accrued interest as of December 1998. The notes were issued as part of an embezzlement scheme in 1993 and matured in December 1998. Additional accrued interest on the notes in the amount of $20,974 is carried as a current liability. Most of the original notes have been exchanged for common stock, and the company expects that the remaining debt will be exchanged also.

	Long term debt also includes $10,879 in pre-bankruptcy state taxes which is being paid off on an installment basis without interest.


Note 3. Inventory

     Inventories at September 30, 2000 and 1999 consisted of the following:

                           September 30, 2000  September 30, 1999

         Finished Goods            $ 83,601           $ 26,955
          Raw Materials             698,394            604,924
                                 __________           ________
                  Total          $  781,995           $631,879

                        TVI  CORPORATION

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       September 30, 2000

Liquidity and Capital Resources

     The Company's working capital increased significantly for the first nine months of 2000 as compared to the same period in 1999. The increase in working capital was due to the increased amount of operating profit and receipt of cash from sale of the company's interest in another company. Additionally, a debt of $55,000 was exchanged for the company's common stock. While significant amounts of net income were used to pay off debt, increase inventory, and purchase some equipment, cash on hand increased by about $260,000 for the nine month period.

     During the period the company paid off about $25,000 in deferred salary. It also repaid all of the loans and interest from the president amounting to about $146,000.

     The company had at the beginning of the period a tax loss carry-forward of $7.4 million, and recorded no income tax obligation.

     The company's capital expenditures for the period were $40 thousand. The company needs and intends to make additional investments in equipment to increase capacity and productivity.

Results of Operations

     Net sales for the first nine months of 2000 were $2,417,050, an increase of 87% over sales of $1,288,956 for the same period in 1999. There was an increase in sales in all three quarters of the period over the same periods in 1999. The increase in sales was due to substantially increased sales in the company's Public Safety products and its Hospitality and Promotion products. Sales of Thermal Target products were slightly higer, while sales of Tactical Shelters were lower.

	Cost of Goods increased due to higher sales volume. Gross margin for the period was 48.3% as compared to 49.7% for the 1999 period. The decrease was due to inclusion of a sub-contract in the third quarter which carried a lower mark-up. The cost of aluminum tubes increased about 22% on July 1, and average hourly wage was slightly higher. The company's waste and inventory adjustments were also slightly higher in current period.

     	Selling, General,and Administrative expense increased to $632,138 for the 2000 period from $491,800 in the 1999 period.
The 28.5% increase was due to several factors associated with increased sales volume such as marketing costs, sales commissions, insurance premiums, and production payroll taxes.

     Net income for the first nine months of 2000 increased to $622,566, an increase of 171% over income of $229,457 for 1999.
Both periods include extraordinary income of $105,000 received from recovery and sale of company assets.

     Interest expense for the first nine months decreased to $18,000 from $24,000 in the prior period. The reduction was due to repayment of debt during the period.




                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.




     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TVI  CORPORATION
                                   Registrant


November 8, 2000                   /s/Allen E. Bender
Date                               Allen E. Bender
                                   President