Form 10KSB
period 2000-12-31
TVI CORP
filed 2001-04-26
CIK 352079

TVI CORPORATION

FORM 10 KSB December 31, 2000


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

     Significant Asset Changes. During 2000 there were no material reclassifications or consolidations, and no significant purchase or sale of assets.

(b) Business of Issuer

TVI Corporation is an integrated specialty products manufacturer which designs, fabricates, and markets final products and systems directly for end users. Principal product groups are designed to serve counter-terrorism, military, HazMat, and hospitality applications. Product groups include various framed, fabric structures for tentage, signage, and promotion; supporting utilities such as gensets, lights, heaters, and showers; and associated accessories and supplies. All fabric structures employ an articulating frame covered by one or more patents. The company also has a thermal products group which includes targets, IFF devices, beacons and markers, and decoys. The company's product strategy is to enlarge each product family by both internal and external means, and to modify and create versions which will have utility for clients in all of its major market segments.

     Principal Products. The Company's principal product lines in 2000 were disposable thermal military targets, military soft shelters (tents),
commercial soft shelters and signage, and decontamination systems.   The
targets consisted mainly of modules designed to simulate the thermal signature of military tanks and related military assets. The military shelters consisted mainly of one piece shelters with 150 to 400 square feet of floor space used for forward tactical applications such as command posts, communications, and aid stations. The principal commercial products were small rapid deploy shelters used primarily by emergency services agencies and by child safety groups. Display signs were also sold to the child safety groups. The decontamination systems consist of a shelter, water heater, and accessories such as hoses and shower nozzles. They are designed fffor decontamination of mass casualties resulting from a terrorist attack using a Weapon of Mass Destruction. All shelters and signage employ the Company's articulating frame technology.

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

     New Products. The Company continued development, enhancement, and enlargement of its line of soft shelters and decontamination equipment. However, no significant new products were introduced during the year.

     Competitive Conditions.
     (1) Targets. The Company competes with two or three other small companies in the thermal target market. The Company believes that its targets are technically superior to the competing products, and are favored by the military tank gunnery ranges. However, because of procurement regulations,
the company must compete on price as well as technical considerations.   There
was diminished competition during 1999 and 2000, and the company was the dominant supplier to the military armor ranges.

     (2) Soft Shelters. The Company competes with two small companies which make military shelters functionally similar to the TVI shelter. These companies appear to have greater marketing and production capabilities than
TVI, and one has a larger customer base.   There are also a large number of
companies which make a variety of military, commercial, and recreational shelters, and which may compete with the Company in one or more markets. All of these companies are larger and have greater resources than TVI. Because of procurement regulations, many shelter sales to military agencies are competitive, and the Company typically competes with several other bidders.

     (3) Decontamination Systems.  The Company competes with one company which has become the largest integrated supplier of traditional HazMat and EMS
products as well as WMD products.    This company appears to have
substantially greater marketing and production capabilities than TVI. Additionally, the Company competes with a number of both large and small companies which specialize in the public safety and HazMat market. Most of the companies are well entrenched in the public safety market.

     (4) Signage and Promotion. This is a very large, diverse, and mature market, and the Company is a very minor factor. Its strategy is to find niche applications which can benefit from the portability, rapid deployment, and unique appearance of its products.

     Raw Materials. The Company uses only commercially available materials in the manufacture of its target, shelter, and decontamination products.

 Some target manufacturing components and processes are unique to the Company, and the Company is dependent upon suppliers who have existing capability to meet the Company requirements. The Company has employed the same sources for several years which have proved reliable. The supplier of one essential component of targets has discontinued production, and no additional supply is available. The Company has initiated efforts to establish alternate sources for both material and processing. Product alternatives have been identified, but no final selection has been made. Unavailability of either the critical component or processing at acceptable costs could hamper the Company's ability to compete in the thermal target market.

     Customer Dependency. A large percentage of the Company's sales are to the Department of Defense agencies or civilian contractors for Defense use. Loss of this market would have a material adverse effect on the Company. The percentage of revenues from private users in 1998 was approximately 8% of revenues, about 26% in 1999, and 33% in 2000.

     Patents, Trademarks, and Agreements.   The Company also owns five
trademarks, only one of which is used in current marketing activities. The Company was granted a patent on its articulating shelter frame during 1999. The Company has also submitted applications for Provisional Patents covering two promotional products and one public safety product, and intends to pursue full patents for them. Two of the Company's patents expired in December 2000, one covering its targets and one covering its decoys. There had been little reliance on these patents in marketing activities, and no adverse impact is expected. There are no royalty or licensing agreements, and there are no labor contracts.

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

     R & D Activities.   The Company spent approximately $7,310 in 1999 and
$19,123 in 2000 for Research and Development activities. All expenditures were associated with improvement and enhancement of the Company's military tactical shelters and its HazMat and decontamination equipment. These amounts do not include research efforts which were incidental to normal marketing and production activities.

     Impact of Environmental Laws. There have been no specific costs associated with compliance with environmental laws.

     Total Employees. During 1999 the Company employed an average of about 40 employees, of whom all but two were full time.

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


ITEM 3. LEGAL PROCEEDINGS

(a) Pending Proceedings
The Company was a party to the following legal proceedings during 2000:

     (1)   State of Maryland vs TVI Corporation
A former employee asserted a claim for unused vacation which the company denied. The former employee then filed a claim with the Maryland Commission of Labor and Industry. The Commission decided for the employee, and when the company refused to pay the Commission filed suit. The matter was compromised before trial.

     (2) Bankruptcy
The Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code on March 21, 1991. The Petition listed $2,388,409 in assets and $1,697,371 in liabilities. A balance sheet as of September 30, 1990 showed a negative Shareholders Equity of $1,968,300.

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

(b) Impending Government proceedings
The Company was not aware of any contemplated proceeding by a government authority in 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2000.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
The Company's common stock is traded on the OTC Bulletin Board under the symbol TVIN. The National Quotation Bureau reports fifteen market makers for the Company's common stock.

The high and low bid prices by quarter for 1999 and 2000 as reported by the National Quotation Bureau were as follows:

                                   1999
          1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
Low Bid      .065            .05          .05               .05
High Bid   .12          .085         .09               .095

               2000
          1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
Low Bid     .06              .07          .08                .08
High Bid         .24              .14          .115             .14

The Low and High Bid Prices during the first quarter of 2001 were $.115 and $.20.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(b) Holders
The Company had an estimated 2,000 holders of its common stock at the end of 2000.

(c) Dividends
There have been no dividends declared or paid on the Company's common stock during the previous two years. No dividends are contemplated by the Company in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

(a) Financial Condition for 2000
The Company's financial performance improved substantially during 2000. There was a significant increase in revenues over 1999,and operations were profitable for all four quarters. The Company maintained its Gross Margin at an acceptable level, and limited the increase in its General and Administrative costs. This resulted in increased profitability and net income, and provided greatly increased cash flow to support working capital needs.

The increased level of sales required higher levels of inventory, and long lead times necessitated greater investments in material. Some suppliers continued to require pre-payment of orders. Some government invoices were not paid for extended periods. However, working capital was adequate, and no borrowings were necessary for inventory or payroll.

Later in the year as profitability continued the Company repaid all of its inventory financing loans from its president. Mr. Bender had provided loans to the Company over the past several years for working capital. These loans totaled $127,202. Mr. Bender is still owed $30,000 for unpaid salary in 1995. No interest is paid on this amount

The Company received a monthly cash payment of $6,000 for the first six months of 2000 from the lease of a billboard printing machine it acquired in 1993. The lease expired in June, and no customer has been found for it. Because of the age of the machine prospects for its sale or lease are not promising.

The Company has adequate production equipment to support its current level of operations. Several additional production equipment were acquired during 2000, and were paid for from operating funds. The Company will require additional investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to purchase any such equipment from operating funds.

There are no significant seasonal aspects to the Company's operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training. Additionally, there are some spending patterns characteristic of government fiscal year spending. Since most of the procurement of counter-terrorism equipment is financed by government grants, such spending tends to have both a sporadic and cyclical character.

The Company aggressively controlled increases in overhead costs to maximize profitability and cash flow. However, the increased level of operations and size of the work force has required hiring of two supervisory personnel. In January 2001 it established the position of president as a separate position, and hired an executive for the position. Other costs such as audit, insurance, and legal have also increased somewhat as the level of operations increased.
The Company increased its spending for marketing activities during 2000. It expects to continue this practice during 2001.

(b) Results of Operations
Comparison of financial results for the preceding years is presented for 1998, 1999, and 2000.

     2000 Compared With 1999.   Total revenue for 2000 was $3,204,267 as
compared to $1,934,510 for 1999. Net Income increased to $733,333 from $352,982 in 1999. Net Income includes an operating income of $644,466, other expenses of $15,617, and extraordinary income of $104,484.

Total revenues increased by about 65% over 1999. Additionally, sales of decontamination equipment and commercial tentage increased, which in general
have a higher gross margin than military products.   Sales of thermal products
remained at normal levels, and these products achieved a consistent gross margin. Sales of tactical shelters were down, due in part to the Company's emphasis on non-military marketing.

Cost of Sales for 2000 was 54% as compared to 55% in 1999. G & A Expense increased about 38% to $833,396 from $602,045 in 1999. The percentage as related to revenues dropped to 26% from 31% in 1999 due to the higher level of revenues.

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

(c) Discussion of Year 2000 (Y2K) Issues
The Company has encountered no Year 2000 problems or costs during the year
2000.


ITEM 7.  FINANCIAL STATEMENTS

The Audit Report with financial statements for the year ending December 31, 2000 is included as an enclosure to this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a) Independent Accountants.
The Company's operations for 1996, 1997, 1998, 1999, and 2000 were audited by the firm of Gilliland and Associates, P.C. The Company had no independent accountants for the years 1990 through 1995. There have been no disagreements with the Audit findings or statements.


                         PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Director and Executive Officers
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Information Statement for its 2001 Annual Meeting of the Shareholders is incorporated herein by reference.

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

SUMMARY COMPENSATION TABLE
                      Annual Compensation          Long Term Compensation
Name/Position    Year      Salary   Bonus      Other   Restricted Stock  SARs
                                       Awards
CEO:
Allen Bender
               1998      60,000       0          0               0         0
                 1999      60,000       0          0            *         0
               2000      66,000  14,400         0          **        0

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners
At April 20, 2001 no individual or group is known by the Company to own 5% or more of its common stock, except for the CEO, Allen Bender.

(b) Security Ownership of Management
The discussion under "Officers, Directors, and Nominees" and "Information on Nominees" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of the Shareholders is incorporated herein by reference.

(c) Arrangements for Change in Control
There are no existing arrangements and no pending or planned arrangements which would result in a change in control of the company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1999 and 2000 between the Company and any officer, director, or nominee for director, or a member of their family, having a value which exceeded $60,000.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

The Company filed no Form 8-K reports with the SEC during 2000.


ITEM 14.  SUBSEQUENT EVENTS

On January 15, 2001 the Company hired Mr. Keith Davis in the capacity of President.

The Company obtained a Line of Credit from Branch Banking & Trust Company in January 2001.

The Company retained Koonce Securities to provide investment banking services in February 2001.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:

                              /s/ Allen E. Bender
                              ________________________________________
                              Allen E. Bender
                              Chief Executive Officer
                              and Chairman of the Board

                              /s/ April 20, 2001