Form 10QSB
period 2001-03-31
TVI CORP
filed 2001-05-21
CIK 352079

Results of First Quarter 2001 Operations

The table below sets forth for the first quarters of 2001 and 2000 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

STATEMENT OF INCOME
Three Months Period Ending March 31, 2001 and 2000

                                  2001              2000
     Total Revenues             $996,671          $849,101
     Cost of Sales               505,165           379,175
     Gross Profit                491,506           469,926
     G & A Expenses              307,823           214,954
     Operating Income(Loss)      183,683           254,972
     Income Taxes                      0                      0
     Net Income                  183,683           254,972
     Average shares outstanding 24, 636,393
Net earnings per share            0.0075             0.011


The table below sets forth summary Balance Sheet data as of March 31, 2001 and 2000.

BALANCE SHEET
As of March 31, 2001 and 2000

                                   2001             2000
          ASSETS

Current Assets:
     Cash and Checking            603,141         98,144
     Accounts receivable          542,857        559,841
     Inventories                  775,753        620,191
     Demonstrators/Samples         52,939         47,706
     Prepaid items                 25,291         17,917
Total Current Assets            1,999,982      1,325,882

Fixed Assets:
     Property and Equipment       396,543        334,174
     Accum Depreciation          (242,567)      (217,125)
     Leasing Inventory            400,000        400,000
     Accum Depreciation     (369,000)      (360,000)
Net Fixed Assets                  184,976        157,049

Other Assets:
     Patents                       36,541         22,130
     Accum Amortization       (8,208)        (4,416)
     Other Assets                  70,535         77,129
Net Other Assets                   96,868        112,760

Total Assets               2,281,825      1,595,691



          LIABILITIES AND EQUITY

Current Liabilities:
     Accounts payable             157,335        70,698
     Other current                261,587       305,770
Total Current Liabilities         418,922       376,468

Long Term Debt                   175,412       250,731

Owners Equity:
     Stock and Surplus        12,417,167    12,362,554
     Accumulated Deficit     (10,729,775)  (11,394,063)
Net Owners Equity              1,687,392       968,491

Total Liabilities and Equity   2,281,825     1,595,691


Management's Discussion and Analysis

Product sales were $996,671 for the first three months of 2001, an increase of $147,570 or 17% over revenues of $849,101 in the same period a year ago. The increase in revenue was due primarily to increased sales of products for counter-terrorism programs. These sales were largely to federal government agencies including the Department of Defense and to local government agencies. Sales of thermal products were about equal, while sales of commercial and military products were lower.

It should be noted that quarterly product mix comparisons may not be meaningful since a large contract in any one category can distort relationships. Commercial sales are expected to increase in the second quarter, while military sales will remain depressed.

Gross margins were lower in the quarter, 49% of revenues as compared to 55% in the year ago quarter. Production efficiency and product mix were maintained at satisfactory levels during the period. The year ago period benefitted from completion of a large contract early in the period.

Selling, General, and Administrative (SG&A)expense was $307,823 for an increase of $92,869 or 43% over the year ago period. This increase was due to the increased level of employment and operations necessary to support the increased sales. Payroll and insurance costs were higher due to an increase in personnel from an average of 35 to 45. Other overhead costs such as corporate insurance and accounting fees were also higher. SG&A expense was 31% of revenues as compared to 25% a year ago. The current expense level is consistent with budgeted costs.

Net income was $183,683 or 18% of revenue. Net income in the year ago period was $254,972, enhanced by both higher gross margin and lower SG&A expense. Income in the year ago quarter was helped by non-recurring benefits. significantly higher in the first quarter.

Balance sheet accounts showed significant improvement due to the profitability achieved during the year 2000. Most of the company's short term debt was repaid, and working capital was significantly increased.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TVI Corporation

                                  /s/ Allen E. Bender
                                  Allen E Bender
                                  Chief Executive Officer
                                  /s/ May 9, 2001