Form 10QSB
period 2001-06-30
TVI CORP
filed 2001-08-15
CIK 352079

RESULTS OF SECOND QUARTER AND FIRST HALF 2001 OPERATIONS

The table below sets forth for the second quarters and first halves of 2001 and 2000 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

STATEMENT OF INCOME
Three and Six Month Periods Ending June 30, 2001 and 2000
                      3 mos 2001      3 mos 2000      6 mos 2001    6 mos 2000
Revenue                       $1,032,079        $654,765      $2,026,217    $1,502,072
Cost of Goods                      516,317          312,897        1,024,683         692,072
Gross Profit                       515,762          341,868        1,001,534         810,000
S,G,&A Expense                331,278           212,441          622,408         432,262
Operating Income                   184,484           129,427          379,126          377,738
Other Income(Expense)                00           102,644                   00            96,200
Option Exercise Expense            ( 20,750)                  00            (20,750)                 00
Net Interest Expense                    ( 627)            (2,524)           (10,567)          (4,862)
Net Income                         163,107         $229,547         $347,808       $469,076
Earnings per share         .       006                 .009                 .014               .019
Shares Outstanding            25,246,035      24,401,337      25,246,035    24,401,337

STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
The following table presents a summary of assets, liabilities, and equity from the Balance Sheet as of June 30, 2001 and 2000.

                   June 30 , 2001  June 30, 2000
Cash                     $762,609       $179,279
Securities                      0              0
Receivables               540,897        495,429
Allowances                      0              0
Inventory                 819,870        714,168
Other Current             149,244         61,189
Total Current           2,272,620      1,450,065
Fixed Assets              400,165        344,539
Depreciation             (250,644)      (223,678)
Total Fixed               149,521        120,860
Other Assets              121,175        164,867
Total Assets           $2,543,316      $1,735792

Current Liabilities      $439,750       $252,885
Long Term Debt            174,912        249,931
Preferred Stock            54,747         60,911
Common Stock              252,460        244,013
Capital Surplus        12,183,334     12,074,354
Accum Deficit         (10,561,887)   (11,146,302)
Total Liabilties/Equity$2,543,316     $1,735,792

Management Discussion and Analysis

Product sales for the quarter ending June 30, 2001 were $1,032,079, a 62% increase over the same period last year. The revenue increase was largely due to the continuing emphasis on marketing initiatives and investments. These include participation in trade shows, more on site product demonstrations, and new and enhanced products.
Increased sales were achieved primarily in the Public Safety line. Commercial products showed some increase, while sales of military products were down.

Gross margin for the second quarter eroded slightly to 50% from 52% in the 2000. This was due primarily to a higher percentage of resale equipment revenue.

SG&A expense for the quarter ending June 30, 2001 increased $118,837 over the year ago second quarter. This increase was due primarily to higher costs from the increased level of operations, principally benefit costs, personnel costs, and marketing efforts.

Operating income for the quarter ending June 30, 2001 increased to $184,484 from $129,427 in 2000. This improvement of 43% was due largely to the increase in revenues. Net income was $163,107 compared to $229,547 for the quarter in 2000. Net income in the 2001 quarter included a special expense from exercise of options of $20,750, while the quarter in year 2000 included $102,644 of extraordinary income associated with recovery of assets embezzled by a previous officer.

The cash balance increased at June 30, 2001 due to higher net income and the exercise of options.

Revenue for the six month ending June 30, 2001 was $2,026,217 as compared to $1,502,072 in 2000. This represents an increase of $524,145 or 35% over the prior period. The increase occurred primarily in the Public Safety product line. Sales of commercial and military products were about the same in both periods.

Gross margin decreased to 49.4% in the first half of 2001 from 53.9% in the same period for 2000. Margins were improved in the 2000 period by non-recurring benefits from a large commercial contract completed in January, while margins in the 2001 period decreased from higher sales of purchased equipment which has a lower markup.
Margins in 2001 also decreased due to higher personnel rates.

SG&A expense increased $190,146 for the first half of 2001 over the same period in 2000. This increase reflects investment in management personnel, increased marketing expense, and increased benefit costs from higher rates and increased number of personnel.

Operating income for the 2001 period increased slightly to $379,126 from $377,738. The increase in sales was sufficient to achieve the increase over the higher level of expenses.

Net income for the period was $347,808, down from $469,076 in the previous period. This decrease of $121,268 is due primarily to a non-operating gain of $96,200 in the year-ago period and a charge for execution of options of $20,750 in the current period.

Total assets at June 30 increased from $1.7 million in 2000 to $2.5 million in 2001. This increase resulted from total net income and sale of stock from exercise of options.

Cash increased from $179,29 in 2000 to $762,609 at June 30, 2001 as a result of net income for the four intervening quarters. Other categories of current assets and current liabilities increased due to the higher level of operations and revenues.

The company believes that its current cash position will be adequate to fund its operations for the immediate future. It has a $300,000 line of credit which could be used for any special situation.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TVI Corporation

                                 /s/ Allen E. Bender
                                  Allen E Bender
                                  Chief Executive Officer
                                  /s/ August 14, 2001