Form 10QSB
period 2001-09-30
TVI CORP
filed 2001-11-20
CIK 352079

RESULTS OF OPERATIONS FOR THIRD QUARTER AND FIRST NINE MONTHS OF 2001

The table below sets forth for the third quarters and first nine months of 2001 and 2000 the percentage of net sales represented by certain items in the company's Consolidated Statement of Operations.

STATEMENT OF INCOME
Three and Nine Month Periods Ending September 30, 2001 and 2000

                     3 mos 2001   3 mos 2000    9 mos 2001   9 mos 2000

Total Revenue       $910,678   $913,365      $2,936,595   $2,417,050
Cost of Goods       482,292     561,537       1,507,132    1,250,692
Gross Profit        428,386     351,827       1,429,463    1,166,358

S,G,&A Expense      279,980     199,597         892,315      632,138
Operating Income     148,406    152,230         537,148      534,220

Net Interest Expense  (1,517)         (9,568)         (12,084)     (16,741)
Other Income(Expense)      0          0               0     105,086
Net Income         $146,889     $142,661            $525,063     $622,566

Shares Outstanding 25,246,035  24,527,493       25,246,035  24,527,493
Earnings per Share    .0058       .0058           .0208       .0254


STATEMENT OF ASSETS, LIABILITIES, AND OWNERS EQUITY
The following table presents a summary of assets, liabilities, and equity from the Balance Sheet as of September 30, 2001 and 2000.

                         Sep 30, 2001        Sep 30, 2000
     ASSETS
Cash                     771,964             307,318
Securities                     0                   0
Receivables              708,282             435,932
Allowance                     0                    0
Inventory, Mfg           912,803             781,995
Inventory, Demo           79,241              64,013
Other Current            100,044              17,384
     Total Current     2,572,334           1,606,642

Fixed Assets             409,004             358,529
Depreciation            (258,082)           (229,880)
Net Fixed                150,922             128,649

Net Patents               61,979              19,327
Other Assets              73,537             127,057

TOTAL ASSETS          $2,858,772          $1,881,675

     LIABILITIES/EQUITY
Accounts Payable         279,606             113,304
Taxes Payable             39,218               5,034
Other Current            259,727             134,109
     Total Current       578,551             252,447

Long Term Debt           174,312             247,581

Preferred Stock           54,747              61,518
Common Stock             252,460             245,275
Capital Surplus       12,183,334          12,101,324
Accumulated Deficit   (10,384,632)       (11,026,469)

TOTAL LIABILITIES
     and EQUITY       $2,858,772          $1,881,675

STATEMENT OF CHANGES IN CASH POSITION
For the Three and Nine Month Periods Ending September 30, 2001

                            3 mos              9 mos
Cash Flow from Operating Activities:

Net Income              $146,889            $525,063

Adjustments to Reconcile Income to Cash Flow:
     Depreciation          7,438              23,155
     Amortization          1,187               3,562

Increase (Decrease) from Changes In:
     Accounts Receivable (167,385)          (251,552)
     Inventory           (71,515)           (165,713)
     Other Assets        (57,102)            (66,654)
     Patents             (15,528)            (39,309)
     Accounts Payable    118,092             122,625
     Accrued Taxes        (2,232)             22,764
     Other Liabilities    53,827             103,776

CASH PROVIDED BY OPERATIONS 19,471           277,717

Cash Provided (Used) by Investing Activities:

     Fixed Asset Purchases (8,839)           (38,826)
     Asset Disposal            0                 294

CASH USED BY INVESTMENTS  (8,839)            (38,532)

Cash Provided (Used) by Financing Activities:

     Notes receivable         0               51,996
     Notes payable            0              (68,514)
     Debt payable           (600)             (3,550)
     Preferred Stock          0               (4,821)
     Common Stock             0               78,196

CASH PROVIDED BY FINANCING   (600)            53,307

NET INCREASE(DECREASE)IN CASH $10,032       $292,494

SUMMARY:
Cash at Beginning of Period    761,932       479,471
Increase (Decrease) in Period   10,032       292,494
Cash at End of Period         $771,964      $771,964


STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
The following table presents changes in Shareholders Equity for the nine month period ending September 30, 2001.

                    STATEMENT OF SHAREHOLDERS' EQUITY
                    For The Nine Months Ended September 30, 2001

               Preferred Common    Capital   Accumulated       Treasury     Total
               Stock          Stock          Surplus   Deficit      Stock   Equity

Balance
December 31,2000    59,568    246,364   12,125,521 (10,915,715)     (14,287)   1,501,452

Prior Period                                     6,020            1,507,472
Adjustment

Conversion of
Preferred Stock     (4,821)        96        4,725                          1,507,472

Board of Directors
Retainer Fee               2,500       30,625                          1,540,597

Exercise of
Stock Options              3,500       36,750                          1,580,847

Net Income
9 mos Sep 30                                   525,063             2,105,910

Balance
September 30,2001  54,747     252,460   12,197,621 (10,384,632)  (14,287)   2,105,910


Shares Outstanding January 1, 2001:          24,636,393
Shares issued during nine months           609,642
Shares Outstanding September 30, 2001:  25,246,035


MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

Total assets at September 30 increased from $1.7 million in 2000 to $2.5 million in 2001. This increase resulted primarily from higher total net income for each of three quarters of 2001.

Cash increased from $479,471 at the beginning of the year to $771,964 at September 30, 2001. The increase resulted primarily from significant levels of net income and from exercise of stock options. Approximately $100,000 was used to reduce debt, and $50,000 to purchase equipment.

Higher levels of operations and a broader product line increased the need for working capital. Generally, all categories of current assets and liabilities were increased to support the higher level of operations and revenues. The company anticipates continued investment in personnel, equipment, and marketing initiatives.

The company's ratio of current assets to current liabilities was 4.4 to 1 at September 30, while its ratio of cash to current liabilities was
1.3 to 1. The company believes that its current cash position will be adequate to fund its operations for the immediate future. It has a $300,000 line of credit which could be used for any special situation

Results of Operations

Product sales for the quarter ending September 30, 2001 were $910,678, down slightly from sales of $913,365 in the same period last year. Sales of Public Safety products were up significantly, and sales of Commercial products were up moderately. Sales of Thermal Products remained depressed, and a large order for Water Heater Injector units for a government agency completed in the year ago quarter has not been repeated.

Operations were slightly impacted during the third quarter by the company's support for the rescue and recovery operations at the Pentagon disaster site. The company provided several shelters to rescue groups, and provided daily on site maintenance and training to the emergency response teams. Several of these teams were already using TVI equipment. Completion of some orders was delayed in order to provide loaner tents and staffing support. The company does not expect any reimbursement for these efforts.

The quarter reflects the company's emphasis on its commercial and public safety product lines which is changing its historical sales mix. Sales of thermal products have been depressed for both the quarter and nine month period as the ranges continue to report lack of funding. The company has recently hired a military marketing manager to re-emphasize its tactical shelter product line.

Gross margin for the third quarter increased to 47.0% from 38.5% in the year ago quarter. The current quarter Margin was down slightly from budget due to the Pentagon support and some summer inefficiencies. Margin in the year ago quarter was lower in part because of a higher percentage of resale equipment revenue.

SG&A expense for the quarter ending September 30, 2001 increased $80,383 from $199,597 a year ago to $279,980 in the current quarter.
This increase was due primarily to higher costs from the increased level of operations, principally benefit costs, personnel costs, and marketing efforts. SG&A expense as a percentage of revenue increased from 21.9% to 30.7% as revenues remained the same.

Operating income for the quarter ending September 30, 2001 was $148,406 as compared to $152,230 in the year ago quarter. Income as a percentage of revenue was 16.3% in the current quarter compared to 16.7% a year ago. Incomes were about the same amount, achieved in 2000 on a lower gross margin with lower SG&A, and in 2001 on a higher gross margin with higher SG&A.

For the nine month period, total revenues increased in 2001 to $2,936,595, a 21% increase over revenues of $2,417,050 for the same period a year ago. Revenues reflect a significant increase in sales of public safety products and a decrease in thermal products and tactical shelters. Sales of commercial products continued about the same level.

Gross margin of 48.7% for the 2001 period was about the same as the 48.3% for the same period for 2000. Margins in the 2001 period were reduced slightly by higher personnel costs and by a lower margin in the third quarter. Margins in the 2000 period were increased by non-recurring benefits from a large commercial contract completed in January, and lowered by a large equipment order completed in September.

SG&A expense increased $260,177 for the first nine months of 2001 over the same period in 2000. This increase reflects investment in management personnel, increased marketing expense, and increased benefit costs from higher rates and increased number of personnel. SG&A expense for the period as a percentage of revenue was 30.4% in 2001 and 26.2% in 2000.

Operating income of $537,148 for the 2001 period was about the same as the $534,220 for the 200 period. Operating income as a percentage of revenue was 18.3% in 2001 and 22.1% in 2000.

Net income for the nine month period was $525,063, down from $622,566 in the previous period. This decrease of $97,503 is due primarily to a an extraordinary gain of $105,086 in the year-ago period and a charge in the current period of $20,750 for execution of options.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TVI Corporation

                                s/ Allen E. Bender
                                  Allen E. Bender
                                  Chief Executive Officer
                                  November 16, 2001