Form 10KSB
period 2001-12-31
TVI CORP
filed 2002-04-05
CIK 352079

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________
                                FORM 10-KSB

            [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the calendar year ended December 31, 2001

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

                        Common Stock $.01 Par Value
                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year ended December 31, 2001 are $4,177,089. As of February 7, 2002 there were 24,634,443 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates as of such date was approximately $3,941,000.

                    DOCUMENTS INCORPORATED BY REFERENCE
Certain of the information required by Part III of this report (Items 9 through 12, inclusive, of Part III) is incorporated by reference from the registrant's definitive proxy statement (to be filed in accordance with 240.14a-101, Schedule 14A) which involves the election of directors, which shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

Transitional Small Business Disclosure Format (Check one): Yes  [  ]; No
[X]
                    ANNUAL REPORT ON FORM 10-KSB
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                             TABLE OF CONTENTS


Item								Page Number
Number

                                             PART I

1.    Description of Business.......................................... 3
2.    Description of Property.......................................... 5
3.    Legal Proceedings................................................ 6
4.    Submission of Matters to a Vote of Security Holders.............. 6

                                             PART II

5.    Market for Common Stock and Related Security Holder Matters...... 6
6.    Management's Discussion and Analysis and Results of Operations... 7
7.    Financial Statements and Report..................................10
8.    Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure...........................................25

                                             PART III

9.    Directors and Principal Officers of the Registrant ..............25
10.   Executive Compensation...........................................25
11.   Security Ownership of Certain Beneficial Owners and Management...25
12.   Certain Relationships and Related Transactions...................25

                                             PART IV

13.   Exhibits and Reports on Form 8-K.................................26


                    AVAILABLE INFORMATION

     We are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission"). We file periodic reports, proxy statements and other information with the Commission under the Securities Exchange Act of 1934. We will provide, without charge, to each person who receives a copy of this filing, upon written or oral request, a copy of any information that is incorporated by reference herein (not including exhibits to the information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Requests should be directed to 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769, voice: (301) 352-8800. Our Internet address is www.tvicorp.com. However, the information contained on our web site is not part of this document.
For further information with respect to us, you may inspect without charge, and copy our filings, at the public reference room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of this material may also be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information about the public reference room is available from the Commission by calling 1-800-SEC-0330. The Commission maintains a web site on the Internet that contains reports, proxy statements and other information regarding issuers that file electronically with the Commission. The Internet address of the site is www.sec.gov. Visitors to the site may access such information by searching the EDGAR archives on this web site.

                        FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS "FORWARD-

LOOKING" STATEMENTS WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THESE ANTICIPATED. IN THIS REPORT THE WORDS "ANTICIPATES", "BELIEVES", "INTENDS", "EXPECTS," "WILL," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) Business Development

     1) Organization. TVI Corporation ("TVI" or the "Company") was incorporated as a for-profit corporation under laws of Maryland on January 28, 1977. The Company was formed primarily for the exploitation of a patent portfolio acquired from one of the founders. The two principal patents of the portfolio covered an "electrically conductive coating" and a "light-weight cellular concrete".

     2)   Bankruptcy.    The Company has not been subject to any
bankruptcy, receivership or similar proceedings within the past three years.

     3)   Significant Asset Changes.   Within the past three years the
Company has not been party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b) Business of Issuer

     TVI Corporation is an integrated specialty products manufacturer which designs, fabricates, and markets final products and systems directly for end users. Principal products are rapidly deployable integrated soft shelter systems designed to serve the counter-terrorism, military, public safety, and hospitality markets. Product groups include patented framed, fabric structures for shelters, decontamination, tactical operations centers, and commercial promotion; supporting utilities such as gensets, lights, heaters, and showers; and associated accessories and supplies. All fabric structures employ an articulating frame covered by one or more patents. The Company also has a thermal products group which includes targets, IFF devices, beacons and markers, and decoys. The Company's product strategy is to enlarge each product family by both internal and external means, and to modify and create versions which will have utility for clients in all of its major market segments.

1) Principal Products. The Company's principal product lines in 2001 were decontamination systems, military soft shelters (tents), commercial soft shelters, signage, and disposable thermal military targets. The decontamination systems consist of a shelter, water heater, and accessories such as hoses and shower nozzles. They are designed for decontamination of mass casualties resulting from a terrorist attack using Weapons of Mass Destruction ("WMD"). The military shelters consist mainly of one piece shelters with 150 to 400 square feet of floor space used for forward tactical applications such as command posts, communications, and aid stations. The principal commercial products are small rapidly deployable shelters used primarily by emergency services agencies and by child safety groups. Display signs are also sold to the child safety groups. All shelters and signage employ the Company's articulating frame technology. The targets consist mainly of modules designed to simulate the thermal signature of military tanks and related military assets.

2) Distribution Methods. The Company distributes its products directly for domestic sales. Marketing is done by in-house employees, mostly by written offers in response to Government announced purchases. The Company employs in-country agents for international sales on a limited basis. The Company has supported its commercial marketing activities with in-house employees and direct shipments. The Company has explored a variety of domestic and foreign distribution options for its commercial shelter products, and none of these has been successful. It is likely that more than one distribution method will be necessary to address the various market segments the Company has targeted.

3) New Products. The Company continued development, enhancement, and enlargement of its line of rapidly deployable soft shelter systems and decontamination equipment. A new line of patented decontamination systems was introduced in 2001, incorporating integrated decontamination plumbing into the shelter canopy. A new litter conveyor for non-ambulatory patient triage was also patented. TVI in 2001 has developed new products specifically designed for chemical and biological personal decontamination and event logistics. One such product is our new portable Isolation System.

4)   Competitive Conditions.

     a) Soft Shelters.  The Company competes with two companies which make military shelters functionally similar to the TVI shelter. These companies appear to have greater marketing and production capabilities than
TVI, and one has a larger customer base.   There are also a large number of
companies which make a variety of military, commercial, and recreational shelters, and which may compete with the Company in one or more markets. All of these companies are larger and have greater resources than TVI. Because of procurement regulations, many shelter sales to military agencies are competitive, and the Company typically competes with several other bidders.


     b) Decontamination Systems. The Company competes with two companies which have become the largest integrated suppliers of traditional HazMat and EMS products as well as WMD products. Additionally, the Company competes with a number of both large and small companies which specialize in the public safety and the HazMat market. Most of the companies are well entrenched in the public safety market.

     c) Targets. The Company competes with two or three other small companies in the thermal target market. The Company believes that its targets are technically superior to the competing products, and are favored by the military tank gunnery ranges. However, because of procurement regulations, the Company must compete on price as well as technical
considerations.   There was diminished competition during 2001, and the
Company was the dominant supplier to the military armor ranges.



     d) Signage and Promotion. This is a very large, diverse, and mature market, and the Company is a very minor factor. Our strategy is to find niche applications which can benefit from the portability, rapid deployment, and unique appearance of our products.

5) Raw Materials. The Company uses only commercially available materials in the manufacture of its target, shelter, and decontamination products. All target material currently has dual sources which were developed during the year.

6) Customer Dependency. During 2001 there was no dependency by the Company on any one customer or group of customers. There was a relatively even distribution of revenues between markets.

7)   Patents, Trademarks, Licenses, Etc.   The Company has various patents,
trademarks and other rights for its products, services and processes. The Company was granted a patent on its articulating shelter frame during 1999. The Company has also submitted applications for Provisional Patents covering two promotional products and one public safety product, and the promotional product patent has been granted. Patents were applied for a new line of decontamination systems incorporating integrated decontamination plumbing into the shelter canopy, and a new litter conveyor for non ambulatory patient triage. Two patents were applied for related to IR target identification. There are no active royalty or licensing agreements for our products, and there are no labor contracts. The Company also owns five trademarks, only one of which is used in current marketing activities.

8) Need for Government Approval. There are no requirements for Government approval for any of the Company's principal products. However, the Company's targets and decoys are covered by the International Traffic in Arms Regulations (ITAR), and the Company must obtain approval from the
U. S. State Department to sell such products to foreign buyers. The Company is currently licensed by the State Department.

9) Effect of Government Regulations. The Company is subject to various regulations including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company's business.

10)  R&D Activities.   The Company spent approximately $56,208 in 2001 and
$19,124 in 2000 for Research and Development activities. The large majority of these expenditures were associated with development of the Infrared IFF device patent.

11) Impact of Environmental Laws. The Company has not experienced any specific costs associated with compliance with environmental laws.

12) Total Employees. During 2001 the Company employed an average of approximately 47 employees, of whom all but two were full time. Consistent with the Company's plan for expansion of its operations and sales force, several additions to staff were made. On January 15, 2001 the Company hired Mr. Keith Davis in the capacity of President. On August 23, 2001 the Company hired Mr. Gary Gossett as a Regional Sales Manager. On October 9,
2001 the Company hired Mr. Glenn Howard as a Regional Sales Manager.   We
believe our employee relations to be good. Mr. Davis resigned effective December 31, 2001.

ITEM 2.  DESCRIPTION OF PROPERTY

(a) Principal Plant. The Company leases space to house its administrative and manufacturing activities. It relocated to the current facility in 1998. The facility consists of about 17,000 square feet, of which about one-fourth is finished and used as office space. The facility consists of a small basement area of a large warehouse. The address of the facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

(b) Investment Policies. The Company has made no investments in real property, real property mortgages or other securities of or interests in persons primarily engaged in real estate activities in the preceding three years.

(c) Description of Real Estate. The Company does not own any real property.


ITEM 3.  LEGAL PROCEEDINGS

(a) Pending Proceedings. The Company was not a party to any legal proceedings during 2001 and is not currently a party to any such proceeding.

(b) Impending Government proceedings. The Company was not aware of any contemplated proceeding by a government authority in 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2001.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.   The Company's Common Stock is traded on the OTC
Bulletin Board under the symbol "TVIN." The National Quotation Bureau reports approximately fifteen market makers for the Company's Common Stock. The high and low bid prices by quarter for each of 2001 and 2000 as reported by the National Quotation Bureau were as follows:

                                    2000

                  1st Qtr   2nd Qtr   3rd Qtr     4th Qtr
Low Bid            .06        .07       .08        .08
High Bid           .24        .14       .115       .14


                                    2001
                  1st Qtr   2nd Qtr   3rd Qtr    4th Qtr
Low Bid             .115      .11       .10       .18
High Bid            .20       .16       .285      .39

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

(b) Holders. The Company had an estimated 1,500 holders of its Common Stock at the end of 2001. Holders of our Common Stock are entitled to one
(1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by the Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

(c) Dividends. The holders of outstanding shares of our Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors from time to time may determine. There have been no dividends declared or paid on the Company's Common Stock during the previous two years. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company's Common Stock in the foreseeable future and no payment of any dividends is contemplated by the Company for the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING STATEMENTS CONCERNING
                               OUR BUSINESS:

      This document contains numerous forward-looking statements about our business and future. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them. However, readers are cautioned not to place undue reliance on such statements. Forward-looking statements include, but are not limited to, statements about our: 1) plans; 2) objectives; 3) goals; 4) strategies; 5) expectations for the future; 6) future performance and events; 7) underlying assumptions for all of the above; and 8) other statements that are not statements of historical fact.

      We make these forward-looking statements based on our analysis of internal and external historical trends and future expectations. However, such statements involve risks and uncertainties that could cause our actual results to materially differ from our forward-looking statements and there can be no assurance that we will achieve the results set forth in these forward-looking statements. In addition to other factors, the following are important factors that could cause our actual results to materially differ from our forward-looking statements: 1) the results of our research and development efforts; 2) the time and costs involved in the marketing and promotion for our systems and products; 3) our ability to respond to changes in the counter-terrorism, military, public safety, and hospitality markets including our ability to develop or acquire new technologies; 4) competitive factors in our markets and industry generally; 5) the availability of needed financing on terms and conditions acceptable to us;
6) the availability of management and other needed personnel with requisite skills and experience; and 7) the terms of any new strategic alliance, licensing and other arrangements that we may establish.

      We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information or otherwise.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

(a)  Financial Condition for 2001 and 2000

  TVI Corporation is an integrated specialty products manufacturer which designs, fabricates, and markets final products and systems directly for end users in the counter-terrorism, military, public safety, and hospitality markets. The Company requires capital resources in order to fund its research and development activities, pay its suppliers and manufacturers, pay and support its various distribution channels and to otherwise support its operations. Historically, such capital needs have been funded internally without any borrowings, based upon the Company's sales revenues and income.

Revenues

     The Company's revenue performance, excluding adjustments, improved substantially during 2001. There was a 32% increase in revenues over 2000, and operations were profitable for three quarters, and for the full year. The sales revenue increase was achieved without any borrowing, all being funded internally. Sales of decontamination equipment and commercial shelters increased significantly, which in general have a higher gross margin than our military products. Sales of thermal products remained at normal levels, and these products achieved a consistent gross margin.
Sales of tactical shelters were down, due in part to the Company's emphasis on non-military marketing.

Inventory

     The Company had a one one-time inventory write-off of $355,000 for obsolete raw material associated with the older thermal products, early shelter products, and marketing demonstration units. This inventory was generally 4 to 7 years in age and purchased assuming higher sales growth of products that are now obsolete. A thorough inventory was completed in 2002 identifying these items, which we believe are a one time write- off, notexpected for future years.

Net income

     Net income decreased from 23% of sales in 2000 to 3% in 2001 as a result of the inventory write- off and expense increases described below.
The inventory write- off caused gross margin levels to fall below the prior year by 9 points. Without the adjustment, gross margin performance would have been comparable to the prior year. The increased level of operations and size of the work force has required hiring of two additionalregional sales managers, thereby increasing operating expenses. In January 2001, the Company established the position of president as a separate position, and hired an executive for the position. That position is now being filled by the new CEO, eliminating the need for the separate position of President. Other costs such as audit, insurance and legal have also increased somewhat as the level of operations increased. Asset write-down of obsolete equipment and an increase in year end audit expenditures and other financial services created an increase of other expenses by $79,000 for 2001 from 2000. This was a one- time occurrence, not expected for future years. The Company increased its spending for marketing activities during 2001, hiring two additional regional sales managers, and expects to continue this practice during 2002. General and Administrative costs increased due to an increased support staff to accommodate the increased revenue levels for the current and upcoming years.

Assets

  Assets increased significantly due to a large increase in accounts receivable to $1,169,696. This increase was a result of higher than usual
sales in December.   All accounts are expected to be fully collectable.
Net property and equipment levels remained constant

(b)  Results of Operations for 2001 and 2000

  The financial condition of the Company was effected significantly by several one- time write- offs. Realization of inventory write- downs, inventory write- offs due to material obsolescence, write-offs of obsolete equipment, the realization of one- time R&D expenses, and an increase in financial services expenses had an impact on net profit of almost $485,000. These events have caused reported financial conditions not to be necessarily indicative of future operating results.

  A comparison of financial results for the years of 1999, 2000, and 2001 is presented below.

  2001 Compared With 2000.    Total revenue for 2001 was $4,177,089 as
compared to $3,204,267 for 2000. Total revenues increased by about 30% over 2001 primarily as a result of increased sales of decontamination shelter systems.

     Cost of Sales for 2001 was $2,667,709 or 64% as compared to $1,726,405 or 55% in 2000. This increase is primarily a result of the $355,000 inventory write-off discussed above.

     G&A Expense increased about 62% to $1,356,013. Such expenses as a percentage of revenues increased to 32% from 26% in 2000. This increase is related to increased thermal products R&D ($45,000), increased audit and accounting expenses ($45,000), a change in vacation accrual policy ($22,000), increase in bonuses ($30,000), and slightly higher staffing levels associated with projected revenue increases.

     Net Income decreased from $733,333 in 2000 to $104,749 in 2001. Net Income as a percent of sales decreased from 23% to 3%. In addition to the items above, this includes other expenses of $57,881, and extraordinary income of $8,633. In addition to the G&A increase and cost of sales increase, other expenses increased by $39,000 due to disposal of obsolete assets equipment.

     2000 Compared With 1999. Total revenue for 2000 was $3,204,267 as compared to $1,934,510 for 1999. Net Income increased to $733,333 from $352,982 in 1999. Net Income includes an operating income of $644,466, other expenses of $15,617, and extraordinary income of $104,484.

     Total revenues increased by about 65% over 1999. Additionally, sales of decontamination equipment and commercial shelters increased, which in general have had a higher gross margin than military products. Sales of thermal products remained at normal levels, and these products achieved a consistent gross margin. Sales of tactical shelters were down, due in part to the Company's emphasis on non-military marketing.

     Cost of Sales for 2000 was 54% as compared to 55% in 1999. G&A Expense increased about 38% to $833,396 from $602,045 in 1999. The percentage as related to revenues dropped to 26% from 31% in 1999 primarily due to the higher level of revenues.

(c) Known, Trends Events and Uncertainties

     We believe that the Company has hired additional marketing personnel and developed several innovative products which will position the Company for healthy growth in the upcoming year. The market conditions for the core decontamination product line improved with the tragedy of 9/11. Prior to the events of 9/11 few people were thinking about chemical or biological defense initiatives. Now the realization that we must be prepared as a nation has been clearly been realized within the Public Safety marketplace. Increased funding by various public safety organizations such as fire departments, police departments, Hazmat first responders, and hospital safety organizations, has dramatically improved market conditions. There will be a limited window of opportunity to solidly establish ourselves in the marketplace. Improving our position in the market by improving our distribution channels will be a key focus for the coming year.

     TVI in 2001 has developed new products specifically designed for chemical and biological personal decontamination and event logistics. One such product is our new portable Isolation System. This system interfaces our rapidly deployable shelter with high efficiency filtration equipment to create an immediate clean air safe zone. New innovative products, such as portable isolation systems, along with our patented core product lines will position the Company for healthy growth in the coming year.

     With the increased demand for our products due to our unique position in the marketplace, we believe that the Company must also build infrastructure to provide the organization and systems to supply product to the marketplace. Upgrading staff and systems in 2002 will allow us to manage the expected growth. Key positions have already begun to be filled in 2002 to prevent operational and administrative problems that occurred in 2001. In addition to personnel, systems will be upgraded to provide the
financial and business processes we need to grow.   We believe that this
will provide a more robust operation, which will provide us the foundation to handle the expected growth in 2002.

     We believe that the Company has adequate production equipment to support its current level of operations. Several additional pieces of production equipment were acquired during 2001, and were paid for from operating funds. The Company will require additional investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to purchase any such equipment from operating funds.

     There are no significant seasonal aspects to the Company's operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training.



ITEM 7.  FINANCIAL STATEMENTS
UNITED STATES

  	    INDEX TO FINANCIAL STATEMENTS
                   TABLE OF CONTENTS

                                                  Page

INDEPENDENT AUDITORS' REPORT                       1

FINANCIAL STATEMENTS

Balance Sheets                                   2 - 3

Statements of Income and                           4
Accumulated Deficit

Statements of                                      5
Shareholders' Equity

Statements of Cash Flows                           6


NOTES TO FINANCIAL                               7 - 15
STATEMENTS




                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
TVI Corporation
7100 Holladay Tyler Road, Ste. 300
Glenn Dale, MD 20769


We have audited the accompanying balance sheets of TVI Corporation as of December 31, 2001and 2000, and the related statements of income and accumulated deficit, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In  our opinion, the financial statements referred to above present fairly,

in all material respects, the financial position of TVI Corporation as of December 31, 2001 and 2000, and the results of its operations, its changes in shareholders' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gilliland & Associates, P.C.
Falls Church, VA
March 29, 2002
























TVI CORPORATION
BALANCE SHEETS (PAGE 1 OF 2)
December 31, 2001 and 2000



ASSETS
                                                  2001             2000
CURRENT ASSETS

Cash                                        $    337,457     $     79,471
Accounts receivable                            1,164,746          456,730
Inventories (Note B) 	                         712,534          820,303
Note receivable, plus accrued interest            27,536           79,532
Prepaid expenses and other (Note C)               23,143           14,510

       TOTAL CURRENT ASSETS                    2,265,416        1,850,546

PROPERTY AND EQUIPMENT (Note D)
Equipment                                        329,951          753,358
Furniture and fixtures                            13,123           17,113
                                                 343,074          770,471
Less:  Accumulated depreciation                  204,722          603,919

       NET PROPERTY AND EQUIPMENT                138,352          166,552

OTHER ASSETS
Deposits and other                                36,185           33,881
Intangible assets (net of accumulated
  amortization)(Note E)                           61,264           26,233

       TOTAL OTHER ASSETS                         97,449           60,114

TOTAL ASSETS                                $  2,501,217     $  2,077,212



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of long term debt           $      6,130      $     6,130
Notes payable (Note G)                           191,967              -
Accounts payable - trade                         350,218          165,976
Accrued liabilities (Notes F & G)                184,078          129,780
Sales deposits                                    28,296           21,195


       TOTAL CURRENT LIABILITIES                 760,689          323,081


LONG-TERM LIABILITIES (Note G)

State taxes payable - MD                           7,879           12,029
Notes payable (Note G)                             8,703           12,433
Debentures (Note G)                                  -            234,347
  Less:  Current portion                          (6,130)          (6,130)

       TOTAL LONG-TERM LIABILIITIES               10,452          252,679


TOTAL LIABILITIES                                771,141          575,760


TVI CORPORATION
BALANCE SHEETS (PAGE 2 OF 2)
December 31, 2001 and 2000


STOCKHOLDERS' EQUITY (Note K)

Preferred stock
  1 par value; authorized 1,200,000 shares
  issued and outstanding 54,747 and 59,566
  shares in 2001 and 2000, respectively           54,747           59,568
Common Stock
  $.01 par value; 45,000,000 shares
  authorized, 25,446,036 and 24,636,394
  issued; 25,208,011 and 24,398,369
  outstanding in 2001 and 2000,
  respectivey                                    254,460          246,364
Additional paid-in- capital                   12,246,122       12,125,522
Accumulated deficit                          (10,810,966)     (10,810,966)
Treasury stock - cost (238,025 and
  238,025 in 2001 and 2000 respectively)         (14,287)         (14,287)

       TOTAL STOCKHOLDERS' EQUITY              1,730,076         1,501,452


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  2,501,217      $  2,077,212






































TVI CORPORATION
STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
For the Years Ended December 31, 2001 and 2000





                                                  2001             2000
REVENUE

  Sales                                     $  4,177,089      $  3,161,837
  Rental income - equipment                          -              42,000
  Other income                                       -                 430

       Total Revenues                          4,177,089         3,204,267

COST OF SALES                                  2,667,079         1,726,405

GROSS PROFIT                                   1,510,010         1,477,862

GENERAL AND ADMINISTRATIVE EXPENSES            1,356,013           833,396

OPERATING INCOME                                 153,997           644,466

OTHER INCOME (EXPENSES)
  Interest income                                  8,222            4,368
  Interest expense                               (26,618)         (19,937)
  Loss on disposal of assets                     (39,485)             (48)
        Total Other Income (Expenses)            (57,881)         (15,617)

INCOME BEFORE INCOME TAXES                        96,116          628,849

INCOME TAXES (Note I)                                -                -

NET INCOME BEFORE EXTRAORDINARY ITEM              96,116          628,849
       Per common share       2001  0.0038
                              2000  0.0262
EXTRAORDINARY ITEMS (Note J)                       8,633          104,484
       Per common share       2001  0.0003
                              2000  0.0043
NET INCOME                                       104,749          733,333


ACCUMULATED DEFICIT, BEGINNING OF  YEAR      (10,915,715)     (11,649,048)

ACCUMULATED DEFICIT, END OF YEAR           $ (10,810,966)   $ (10,915,715)

Net income (loss) after extraordinary
  item per common share                           0.0042            0.0305

Weighted Average Common Shares Outstanding    25,327,023        24,039,685











TVI CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY (PAGE 1 0F 2)
For the Years Ended December 31, 2001 and 2000


                                        Preferred    Common      Add'l Paid
                                          Stock      Stock       In Capital


Balance December 31, 1999               $ 60,911   $ 234,430   $ 12,044,000

1,183,000 of common shares issued upon
exercise of options and related party                 11,833         79,730
note conversion

2,543 of preferred shares converted to
5,086 common shares and related matters   (1,343)         51          1,292

5,000 shares of common stock issued in
exchange for promissory note                              50            500


Balance December 31, 2000               $ 59,568   $ 246,364    $ 12,125,522

4,821 shares of preferred stock
converted to 9,642 common shares          (4,821)         96           4,725


Issuance of 250,000 shares of
common stock for Board of
Directors member retainers                             2,500          30,625

550,000 shares of common shares
issued upon exercise of options                        5,500          85,250


Balance December 31, 2001               $ 54,747   $ 254,460    $ 12,246,122

Total shares issued at 12-31-99       23,442,975
Total shares issued at 12-31-00       24,636,394
Total shares issued at 12-31-01       25,446,036






















TVI CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY (PAGE 2 of 2)
For the Years Ended December 31, 2001 and 2000


                                      Retained       Treasury       Total
                                      Earnings         Stock        Equity

Balance December 31, 1999          $ (11,649,048)   $ (14,287)   $  676,006

1,183,000 of common shares issued
upon exercise of options and related
party notes conversion                                               91,563

2,543 of preferred shares converted
to 5,086 common shares and related
matters                                                                  -

5,000 shares of common stock issued
in exchange for promissory note                                         550


Net income for December 31, 2000         733,333                    733,333

Balance December 31, 2000          $ (10,915,715)   $ (14,287)  $ 1,501,452

4,821 shares of preferred stock
converted to 9,642 common shares                                        -

Issuance of 250,000 shares of
common stock for Board of
Directors member retainers                                           33,125

550,000 shares of common shares
issued upon exercise of options                                      90,750

Net income for 2001                      104,749                    104,749

Balance December 31, 2001          $ (10,810,966)   $ (14,287)  $ 1,730,076


Total shares issued at 12-31-99       23,442,975
Total shares issued at 12-31-00       24,636,394
Total shares issued at 12-31-01       25,446,036


















TVI CORPORATION
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000


                                             2001                   2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                               $  104,749             $  733,333

Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization          31,135                 39,695
      Loss on disposal of assets             39,485                   -
      Increase in accounts receivable      (708,016)               (39,479)
      (Increase) decrease in inventories    107,769               (123,536)
      Increase in prepaid expenses          (8,633)                 (9,623)
      (Increase) decrease in deposits
        and other assets                    (2,304)                 11,542
      Increase in accounts payable          184,242                 28,031
      Increase (decrease) in sales
        deposits                              7,101                (77,526)
      Increase in accrued liabilities        54,298                 20,216
      Total adjustments                    (294,923)              (150,680)

NET CASH PROVIDED BY OPERATING ACTIVITIES  (190,175)               582,652

CASH FLOWS FROM INVESTING ACTIVITIES:
      Settlement of notes receivable
        and accrued interest                 51,996                 30,905
      Purchase of intangible assets         (35,031)               (11,125)
      Disposal of capital equipment            -                       797
      Purchase of capital equipment         (42,418)               (53,784)

NET CASH USED IN INVESTING ACTIVITIES:      (25,453)               (33,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in notes
        payable/debentures                  (42,380)              (200,630)
      Issuance of common stock              123,874                 92,113
      Principal payments on long-term
        obligations                          (7,880)                (6,130)
      Reduction of long term debt upon
        conversion to common stock             -                    (2,355)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                 73,614               (117,002)

NET INCREASE IN CASH                       (142,014)               432,443

CASH, BEGINNING OF YEAR                     479,471                 47,027

CASH, END OF YEAR                         $ 337,457              $ 479,471











TVI CORPORATION
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2001 and 2000


NOTE A  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TVI Corporation was incorporated as a for-profit corporation under the laws of Maryland on January 28, 1977. It has since operated under the charter granted by Maryland. The Company was formed primarily for the exploitation of a patent portfolio acquired from one of the founders. The two principal patents of the portfolio covered an "electrically conductive coating" and a "light-weight cellular concrete".

The Company's business has historically been as a supplier of thermal products to the Department of Defense and to military agencies of other countries. he two principal products have been thermal targets and tank decoys. Because of the substantial downsizing of the Department of Defense in the 1990s, the market for the Company's original products has been reduced. To replace this lost market the Company began the development and sale of a lightweight, rugged, and rapidly deployable soft shelter (tent) for military use that used a collapsible frame based upon the design used for its tank decoy frame. During 1995 and 1996 it began the development and sale of commercial versions of its shelters in an effort to broaden its market and increase revenue.

The Company's principal product lines in 2001 and 2000 were disposable thermal military targets and military, commercial, and emergency response soft shelters. The targets consisted mainly of targets simulating the thermal signature of military tanks and related military assets. The shelters consisted mainly of one-piece shelters with 150 to 400 square feet of floor space used for applications such as communications, aid stations, and decontamination tents.

A summary of TVI Corporation's significant accounting policies
Consistently applied in the preparation of the accompanying financial statements is as follows:

1.  Revenue Recognition

Revenue is recognized on standard product sales using the unit of Delivery method whereby sales are recorded when title is transferred.

Included in product sales for the years ended December 31, 2001 and 2000 is approximately $1,666,794 and $2,096,670 respectively, in sales of products to the United States Government. Additionally, included in product sales for the years ended December 31, 2001 and 2000 is approximately $775,088 and $305,873 respectively, to the Company's largest customer. These sales represent 18% and 10% of total sales for the years ended 2001 and 2000 respectively.

2.  Inventories

Inventories are valued at the lower of cost or market determined by the first-in, first-out (FIFO) method.

NOTE A  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (CONTINUED)


3.  Trade Accounts Receivable

The   company  considers  accounts  receivable  to  be  fully
collectible accordingly, no allowance for doubtful accounts has been recognized.

4.  Property and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method.

5.  Advertising Costs

The company expenses advertising costs as incurred. During 2001 and 2000, $109,281 and $88,107 respectively, was expensed.

6.  Compensated Absences

For the year ended December 31, 2001, $22,301 of compensation expense was accrued for unused vacation leave. For the year ended December 31, 2000 no accrual was made for compensated absences because unused amounts of leave did not vest and were not paid upon separation from employment with the company prior to January 1, 2001.

7.  Research and Product Development Costs

Research and product development expenditures are charged to operations
as incurred.   During  2001  and 2000, $56,208 and $19,124  respectively, was expensed.

8. Net Income/(Loss) Per Share

Net income/(loss) per share of common stock is computed based upon the weighted average number of shares outstanding. Stock options granted by the Company are not considered in the per share calculations as they are anti-dilutive.

9.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual amounts could differ from these estimates.


NOTE B  -  INVENTORIES

Inventories at December 31, 2001 and 2000 are classified as follows:


                                         2001                  2000

  Finished goods                       $160,325             $175,709
  Work in progress                       20,641               15,072
  Raw materials                         531,568              629,522

  Total Inventories                    $712,534            $ 820,303

Included in finished goods at December 31, 2001 and 2000 are $53,494, and $68,978, respectively, of field service, demonstration and other sales support inventory.

During 2001, slow moving inventory of $355,000 was written off as cost of sales.


NOTE C  - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

                                          2001                2000

  Prepaid insurance                    $ 16,643            $  5,610
  Trade show deposits                     6,500               8,900

                                       $ 23,143            $ 14,510

NOTE D  -  PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                          2001                2000

  Furniture and fixtures              $  13,123           $  17,113
  Automobiles                            19,650              19,650
  Machinery and equipment               310,301             733,708
                                        343,074             770,471

  Less: accumulated depreciation        204,722             603,919

                                      $ 138,352           $ 166,552

In 2000, the lease of the $400,000 Scanamural equipment to a third party ended, and the equipment sat idle. No further depreciation was taken beyond the end of the lease. In 2001, the remaining undepreciated cost of $31,000 for the Scanamural equipment was removed from the accounts pending its disposal.


NOTE E  -  INTANGIBLE ASSETS

Intangible assets are comprised of costs incurred filing patent applications. The costs incurred for 2001 and 2000 are $39,781 and $11,124 respectively.

                                          2001               2000

  Patents                              $ 73,035            $ 33,254
  Less: amortization                    (11,771)             (7,021)

                                       $ 61,264            $ 26,233

The Company amortizes the patent costs over 84 months.


NOTE F  -  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                          2001                2002

  Accrued salaries                    $  26,245           $  17,939
  Accrued leave                          22,301                 -
  Accrued accounting expense             60,000              12,879
  Accrued commissions & bonuses          43,670              27,861
  Accrued interest                       40,830              23,781
  Deferred compensation                     -                30,462
  Withholding taxes payable              (4,312)             14,590
  Other                                  (4,656)              2,268

  Total accrued liabilities           $ 184,078           $ 129,780


NOTE G  -  LONG-TERM  OBLIGATIONS AND NOTES PAYABLE

Long-term obligations are comprised of the following:

                                           2001              2000

  Debentures                           $     -            $ 234,347
  Notes payable - Vehicle                  8,703             12,433
  Pre-petition taxes                       7,879             12,029
  Less: current maturities                (6,130)            (6,130)

  Total long-term obligations          $  10,452            252,679

  Notes Payable                        $ 191,967                   -

Debentures consisted of promissory notes with interest at ten percent (10%), payable semi-annually on December 15 and June 15. The principal balance of the notes plus any accrued interest was due and payable in full on December 15, 1998. At maturity the principal was $172,500 and total interest accrued was $71,202. Two settlement offers were made to holders of the Notes, neither of which were accepted.

In 2000, a new settlement offer was made to holders of the Notes which expired January 15, 2001. As a result, one note holder converted to common stock. In November 2001, a cash settlement offer was made and accepted by one note holder. Management has decided to retire the notes in 2002, thus the obligation is classified as a current liability.

In December 2000, the Company obtained a $300,000 bank line of credit. The balance at December 31, 2001 and 2000 were $0 and $0 respectively. The bank line of credit was not used during 2001 and was not extended Beyond its maturity date of December 2001.The following is a table of Estimated future long-term debt maturities for the next five years as of December 31, 2001:

  Year ending December 31,

  2002                                  $ 6,130
  2003                                    3,644
  2004                                      678
  2005                                      -
  2006                                      -
  Over 5 years                              -

  Total future debt maturities           10,452


NOTE H  - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under operating leases for office and warehouse and office equipment. Certain of these leases are subject to escalation clauses. The following is a schedule by years of the approximate future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31,

  Year ending December 31,

  2002                                 $ 80,323
  2003                                   20,228
  2004                                      -
  Total minimum lease obligations      $100,551

Total rental expense under all leases charged to operations for the years ended December 31, 2001 and 2000 aggregated $82,318 and $73,040, respectively.


NOTE  I  -  INCOME TAXES

The Company has reported net aggregate losses for Federal income tax purposes from its inception through December 31, 1998 of approximately $16,715,000. Current year taxable income before net operating loss carryforwards is approximately $104,749.
The current year benefit of utilizing the net operating loss
(NOL) carryforwards is approximately$24,102. Certain NOL carryforwards from earlier years have expired without generating any tax benefits. The following is a summary of the net operating loss carryover available at December 31, 2001:

  Year of                           Net Operating Loss
  Expiration                           Carryforward

  2002                              $   195,105
  2003                                   23,169
  2004                                  388,200
  2005                                  424,595
  2006                                1,153,109
  2007                                  338,974
  2008                                  911,381
  2009                                  856,691
  2010                                2,630,062
  2011                                   86,528
  2012                                    3,634
  2018                                  139,720

                                    $ 7,551,168


NOTE J  -  EXTRAORDINARY ITEM

The extraordinary items of income consist principally of the settlement of the company's lawsuit with USA Access,Inc. where USA Access, Inc. reaffirmed a five-year note for $75,000 at 9% due on September 19, 1999. The note was not paid as of December 31, 1999. On March 30, 2000, TVI settled with USA Access, Inc. where TVI received $50,000 and 82,833 shares of USA Access, Inc.'s common stock. On June 19, 2000, TVI received $85,240 of cash and a note for $79,532 for the sale of USA Access, Inc.'s assets. In 2001, TVI received 2 cash payments totaling $51,996 for partial payment of the note for $79,532. The balance of the note as of December 31, 2001 is $27,536.

Additionally, in 2000, $1,711 of extraordinary income was recognized upon the conversion of a note payable to 5,000 shares of common stock.

In 2001, $8,633 of extraordinary income was recognized upon the Settlement for $42,500 of 3 notes payable and accrued interest totaling $51,133.


NOTE K  -  STOCKHOLDERS' EQUITY

1. Stock Option Plans

In 1995, the Company approved a nonqualified stock option plan for the officers and key employees. Options issued under this plan were exercisable at prices ranging from $.05 to $.14 per share. In 1998, the Company adopted an incentive stock option plan for employees of TVI. During 2001, the plan was amended to increase the shares provided from 3,000,000 to 6,000,000.

In 2000, the following were issued under the 1998 incentive stock option plan: 600,000 options were issued to Board members, and 422,000 to management and employees. Total options granted to officers and key employees were 547,000 (347,000 as employees and 200,000 as Board members). Options issued under this plan were exercisable at prices ranging from $.09 to $.1125 per share. No unqualified options were issued in 2000.

In 2001, the following were issued under the 1998 incentive stock option plan: 250,000 options were issued to Board members, and 640,000 to management and employees. Total options granted to officers and key employees were 890,000. Options issued under this plan were exercisable at prices ranging from $.115 to $.1325 per share. No unqualified options were issued in 2001.

All options authorized by the 1998 incentive stock options plan had been granted at December 31, 2001.

A summary of the activity under the option plans are as follows:

YEAR      YEAR OF  NUMBER   NUMBER     NUMBER   NUMBER AT   TRADING
GRANTED EXPIRATION GRANTED  EXERCISED  EXPIRED 12/31/2001    RANGE

1995      1997     250,000   100,000   150,000        -   $0.02-$0.97
1995      1998     252,000       -     252,000        -   $0.02-$0.97
1995      2000     600,000   600,000       -          -   $0.02-$0.97
1996      1999     940,000   775,000   165,000        -   $0.04-$0.18
1997      1999     100,000       -     100,000        -   $0.04-$0.18
1997      2000     250,000       -     250,000        -   $0.04-$0.18
1997      2002     675,000   250,000       -      425,000 $0.04-$0.18
1998      1999     500,000       -     500,000        -   $0.05-$0.18
1998      2001     400,000   100,000       -      300,000 $0.05-$0.18
1999      2002     500,000   200,000       -      300,000 $0.05-$0.16
1999      2004   1,044,000       -      48,000    996,000 $0.05-$0.16
2000      2003      75,000       -         -       75,000 $0.05-$0.29
2000      2005     947,000       -      48,000    899,000 $0.05-$0.29
2001      2004     640,000   100,000    15,000    525,000 $0.08-$0.45
2001      2006     250,000       -          -     250,000 $0.08-$0.45

                 7,423,000 2,125,000 1,528,000  3,770,000


2. Common Stock Transactions

The Company issued Units in a private placement in early 1994, which included a $10,000 Promissory Note with interest at 10% payable semi-annually. Pursuant to a Board resolution at its April 1996 meeting, the company conducted a voluntary exchange offer in which holders could exchange the Note and its accrued interest for 37,500 shares of restricted common stock. In 2000, one Note in the amount of $2,594 combined face value and accrued interest, was exchanged for 5,000 shares.

In 2000, $55,000 of convertible notes were converted to 733,333 shares of common stock based upon the original terms of the notes.

In 2001, 4,821 shares of preferred stock were converted to 9,642 shares Of common stock based upon conversion features of the preferred stock. In 2000, 2543 shares of preferred stock were converted to 5,086 shares of common stock under the same provision.


NOTE L  -  LEGAL MATTERS

In June 1998, the Company filed suit in state court in Las Vegas, Nevada seeking payment of promissory notes with a total face value of $75,000 from USA Access, Inc. The notes had been purchased by a prior employee with company funds. On March 30, 2000, the note was settled for $50,000 and 82,833 shares of stock.

In August 1998, the Federal District Court in Maryland awarded ownership to the Company of 300,000 shares of USA Access, Inc. common stock. In 1999, TVI received an additional 160,000 shares in a compromise in the suit. At December 31, 2001, the shares had no net realizable value.

In 2000, the Maryland Division of Labor and Industry brought a suit against TVI on behalf of a former TVI employee who alleged he was due $8,621 in unpaid accrued vacation time. The suit was settled for $3,500.


NOTE M  -  SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental Disclosures of Cash Flow Information

The Company paid the following amounts for interest and income taxes during the years ended December 31, 2001 and 2000:

                               2001          2000

  Interest                   $26,618        $19,937

  Income Taxes               $   -          $   -


NOTE N  -  RELATED PARTY TRANSACTIONS

At December 31, 2000, officers of the Company had unpaid deferred compensation due in the aggregate sum of $30,462, which was included in accrued liabilities. During 2001, the deferred compensation was paid in full.


NOTE O  -  CONCENTRATION OF CREDIT RISK

The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2001 and 2000, the corporation's uninsured cash balances totaled $114,927 and $202,352, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.


NOTE P  -  SUBSEQUENT EVENTS

Effective March 2002, the former Chief Executive Officer resigned. He remains a member of the Board of Directors. A replacement Chief Executive Officer was hired in March 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Independent Accountants. Since 1996, the Company's operations have been audited by the independent accounting firm of Gilliland and Associates, P.C. There have been no disagreements with the audit
Findings or financial statements.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required by Item 9 of the Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Nominees for Directors" in the proxy statement.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Executive Compensation" in the proxy statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" in the proxy statement.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit Number      Exhibit Description

   3.1               Articles of Incorporation of the
                         Company (incorporated by reference to
                         to Registration Statement on Form S-1, File No.
                         33-15029)
   3.2               Bylaws of the Company (incorporated by reference
                         to Exhibit 3.2 to Registration Statement on Form S-1, File No. 33-15029)
   4.1               Specimen Common Stock Certificate (incorporated
                         by reference to Exhibit 4.1 to Registration
                         Statement on Form S-4, File No. 33-15029)
   22                Subsidiaries of the Registrant

(b) Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during 2001.



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized.



                       TVI CORPORATION


Date: April 4, 2002                RICHARD PRIDDY
				   _________________________________________

                                   RICHARD PRIDDY, Chief Executive Officer


Date: April 4, 2002                JOE BORKOSKI
				   _________________________________________

                                   JOE BORKOSKI, Director


Date: April 4, 2002                JOE DUFFY
				   _________________________________________

                                   JOE DUFFY, Director


Date: April 1, 2002                 MARK HAMMOND
				    ________________________________________

                                    MARK HAMMOND, Director

Date: April 1, 2002                 STEVE DAY
				    ________________________________________

                                    STEVE DAY, Director




                               EXHIBIT INDEX

Number             Description                                     Sequential
                                                                   Page Number


  3.1              Articles of Incorporation of the Company
                      (incorporated by reference to to Registration
                        Statement on Form S-1, File No. 33-15029)

  3.2              Bylaws of the Company (incorporated by reference
                      to Exhibit 3.2 to Registration Statement on
                      Form S-1, File No. 33-15029)

  4.1              Specimen Common Stock Certificate (incorporated
                      by reference to Exhibit 4.1 to Registration
                         Statement on Form S-4, File No. 33-15029)

  22                Subsidiaries of the Registrant (incorporated
                         by reference to Exhibit 4.1 to Registration
                         Statement on Form S-4, File No. 33-15029)

  ---------------
* Previously filed; incorporated herein by reference.

1415854/v4