Form 10KSB/A
period 2001-12-31
TVI CORP
filed 2002-04-30
CIK 352079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                 FORM 10-KSB/A-1

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

                 7100 Holladay Tyler Road, Glenn Dale, MD 20769
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (301) 352-8800
                       ----------------------------------

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

                                EXPLANATORY NOTE

     TVI Corporation (the "Company") previously filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-KSB for the year ended December 31, 2001. In accordance with SEC rules, the Company incorporated by reference Part III of its 10-KSB from the Proxy Statement to be filed by the Company in connection with the Company's 2002 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2002. Since the initial filing date of the 10-KSB, the Company has determined that it will not file its Proxy Statement prior to the April 30,2002 deadline and, in accordance with SEC rules, must file an amendment to its 10-KSB to include the disclosures required by Part III of SEC Form 10-KSB. Consequently, pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, TVI Corporation hereby files this Amendment No. 1 on Form 10-KSB/A-1 in order to include those disclosures required by Part III of SEC Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of April 30, 2002, our directors and executive officers are:

Nominees                   Age          Director Since/Position with Company
--------                   ---          ------------------------------------
Allen E. Bender            71           4/11/95      Director
Joseph J. Borkoski         52           2/11/99      Director
Stephen A. Day             52           6/5/01       Director and Secretary
Joseph J. Duffy            57           2/11/99      Director
Mark N. Hammond            43           7/20/96      Director and Treasurer
Richard V. Priddy          52           2/19/02      Director, President and CEO

     Allen E. Bender Mr. Bender is currently a member of the Company's Board of Directors and also served as the Chief Executive Officer of the Company from April 1995 until February 2002. Prior to this employment and for a number of years he was an independent management consultant specializing in management, marketing, and computer systems. He is a retired Naval officer having served 22 years as a medical technician and hospital administrator. He holds an MS in Financial Management from George Washington University.

     Joseph J. Borkoski Mr. Borkoski has held several executive positions which included managerial, business development, and merger/acquisition roles. Previous employers include Diversified International Sciences Corp. and ManTech International. He has an engineering degree from the University of Maryland and advanced degrees from the Wharton School of Business and the University of Southern California. He has specific expertise in business development and marketing, and is a member of the business faculty of Anne Arundel Community College. He is currently the President of Regal Decision Systems, Inc.

     Stephen A. Day Mr. Day is a consultant and entrepreneur specializing in firms that serve federal, state, and international markets. For the past four years he has focused on Domestic Preparedness matters, working with FEMA, the FBI, and the National Guard. For the five years prior to this he was involved in international trade and consulting, including trade development with China. Mr. Day served as a peace negotiator in Bosnia and Croatia at the invitation of the Government of Croatia. He has also worked with the United Methodist Church developing support programs, and with a private corporation engaged in residential and commercial development. He has a degree in Business Administration from the University of Tennessee, and serves as Chairman and CEO of the Day Technology Group.

     Joseph J. Duffy Mr. Duffy has held executive positions in several major firms in both CEO and CFO roles. Past employers include Eastmet Corporation, McCulloch Corporation, Vision Hardware Corp, and Woodbrook Capital. He holds a degree in accounting from LaSalle University. He has been active in turnaround management for over fifteen years, serving in major roles in several corporate restructurings, revitalizations, or bankruptcy reorganizations. He serves as a director and advisor on a number of boards. He is currently the CEO of Duffy Consulting Group, LLC.

     Mark N. Hammond Mr. Hammond is currently the Chief Financial Officer of the National Soft Drink Association. He has previously held various financial management positions with the Association. He is a Certified Public Accountant and has 24 years public accounting experience. He has a BS in Accounting and is a member of several professional accountant associations.

     Richard V. Priddy Mr. Priddy has a strong background in operations and government contracting. With experience at ITT, Rockwell, Allied Signal, and other firms, he has been instrumental in growing manufacturing based businesses, contracting logistical support functions for the military, and developing an environmental products business. He holds a BS, Industrial Engineering/Management from Clemson University and an MBA from the University of Iowa.

THE BOARD OF DIRECTORS AND COMMITTEES

     The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Maryland law, Board action may be taken without a meeting upon unanimous written consent of all Directors. Board members who are not employed by the Company receive a maximum of $750 for each Board meeting attended. In 2001 the Board held four meetings; the entire membership of the Board was present at all of the meetings except two where one director was absent.

     The Board of Directors has two standing Committees: the Audit Committee and the Compensation Committee. The Audit Committee, established by resolution of the Board, is vested with the following duties and powers: (1) to recommend to the Board the independent public accountants to audit the books and records of the Company; (2) to review the recommendations of the independent public accountants with respect to accounting methods and internal controls, and to advise the Board with respect thereto; (3) to examine the scope and extent of the audit conducted by the independent public accountants and to advise the Board with respect thereto; and (4) such other functions and responsibilities as may be assigned by the Board. Mark Hammond was the sole member of the Audit Committee and attended all six meetings the Committee held in 2001.


     The   Compensation   Committee   recommends   to  the  Board  of  Directors
compensation,  including incentive compensation, for principal executives of the
Company.  Stephen  Day was the sole  member of the  Compensation  Committee  and attended all six meetings the Committee held in 2001.

COMPLIANCE WITH EXCHANGE ACT SECTION 16(A)

     Section  16(a) of the  Securities  Exchange  Act of 1934,  as amended  (the
"Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (the "Reporting Persons"), to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that reports required by Section 16(a) of the Exchange Act of its directors and officers were filed as required.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid to the Company's Chief Executive Officer for services rendered during each of the last three fiscal years. No other Company officer, director, or employee received total compensation in excess of $100,000 for any of such years.


------------------------------------------------------------------------------------------------------
                          SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
------------------------------------------------------ -----------------------------------------------
     (a)         (b)      (c)      (d)         (e)         (f)         (g)        (h)         (i)
--------------- ------ -------- -------- ------------- ----------- ------------ --------- ------------
                                                       Restricted   Securities
   Name and                               Other Annual    Stock     Underlying     LTIP      All Other
  Principle             Salary   Bonus   Compensation   Award(s)   Options/SARs  Payouts  Compensation
   Position      Year     ($)     ($)         ($)         ($)        (#)**         ($)         ($)
--------------- ------ -------- -------- ------------- ----------- ------------ --------- ------------
    Allen        1999   60,000      0           0          0        250,000         0           0
   Bender,       2000   66,000   14,000         0          0        150,000         0           0
     CEO         2001   82,592      0        30,462*       0        125,000         0           0
--------------- ------ -------- -------- ------------- ----------- ------------ --------- ------------

*    Represents deferred salary paid in 2001.

**   Mr.  Bender was granted  stock  options to purchase  Company  Common Stock, vesting upon his service as President, in the indicated amounts for each of the years presented.



     The following table sets forth for each of the persons named in the Summary
Compensation  Table  certain  information  with  respect to options to  purchase
Common Stock granted during 2001.

                              STOCK OPTIONS GRANTS
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                      Number of
                     Securities
                     Underlying    % Of Total Options/
                       Options       SARs Granted to     Exercise or
                       Granted        Employees in       Base Price   Expiration
           Name          (#)           Fiscal Year         ($/Sh)        Date
================================================================================
Allen Bender, CEO    125,000               14%             $0.1325    3/5 years*
-----------

* Sixty percent (75,000 option shares) of such options vests over three years from the date of grant and the 40% balance (50,000 option shares) vests over five years from the date of grant.


     The following table sets forth for each of the persons named in the Summary
Compensation Table certain  information with respect to stock options to acquire
Company Common Stock during 2001.

 AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES TABLE FOR FISCAL
                          YEAR ENDED DECEMBER 31, 2001


                                                                                 Value of
                                                     Number of Securities       Unexercised
                                                    Underlying Unexercised      In-the-Money
                                                          Options at             Options at
                                                          FY-End (#)             FY-End($)**
                          Shares
                       Acquired on           Value       Exercisable/            Exercisable/
        Name           Exercise (#)      Realized ($)*   Unexercisable          Unexercisable
=============================================================================================
Allen Bender, CEO        350,000            $20,750           0/625,000               $0/$0
------------

* Based upon an actual per share market value of $0.115 as of the exercise date and an average per share exercise price of $0.0557.

**   No  unexercised  stock  options are "in the money" as of December 31, 2001, based on the closing price of the Common Stock on the OTC Bulletin Board as of that date of $0.25.

     No stock appreciation rights (SARs) have been awarded under the Plan.

OTHER REMUNERATION OF MANAGEMENT

     Three management employees received salaries in 2001. They are the CEO, the president, and the vice president. Incumbents, current remuneration, and year 2001 remuneration for these three positions are as follows:

     CEO - Allen E. Bender;

     a. Mr. Bender served as CEO from April 1995 to March 2002. He held the additional position of president until January 15, 2001 for which he received no pay. Since April 1995, Mr. Bender has also served as a director, and has received the same director remuneration as other directors.

     b. Mr. Bender's annual base salary for 2001 was $82,800 per year (for the first five months) and $72,000 (for the second five months). Mr. Bender was also granted an incentive stock option for 125,000 shares, 75,000 shares of which expire in 3 years, and the 50,000 share balance expires in 5 years. One third of the option is conditioned upon his continued employment for one year, and another third requires his continued employment for two years. Mr. Bender was authorized a cash bonus of $14,400 by the Board in December 2001. Mr. Bender's total cash salary for 2001 was $80,477.

     President - Keith L. Davis;

     a. Mr. Davis was employed as president effective January 15, 200, and resigned December 31, 2001.

     b. Mr. Davis' annual salary was $95,000. He was also granted an incentive stock option for 200,000 shares. The option was granted at market, an expires in three years. One half of the option is conditioned upon his service for one year.

     Vice President - Charles L. Sample;

     a. Mr. Sample has served as Vice President since April 1995. During this same period he has also served as either Secretary, Treasurer or Assistant Secretary/Treasurer for which he received no additional pay. He has also served as a director during this period, and has received the same remuneration as other directors.

     b. Mr. Sample's base salary for the year 2001 was $69,000. Mr. Sample was also granted an incentive stock option for 50,000 shares. The option was granted at market, is subject to his continued employment, and expires in four years. Mr. Sample was paid a sales bonus of $15,000 during the year, and was authorized a cash bonus of $40,000 by the Board in February 2002. His total cash salary for 2001 was $85,327.

     c. Mr. Sample's salary was increased by the Board to $69,000 effective January 1, 2001, and currently remains at this amount.

     The following table sets forth the grants of options and other awards under the Plan which have been made to Board members as remuneration for their Board service. Historically, the standard grant has been a stock option to purchase 100,000 shares of stock, granted at market price on the day of organizational meeting of the new Board. In 2001, the grant under the Plan to each Board member consisted of both a stock option to purchase 50,000 shares of stock, granted at market price on the day of organizational meeting of the new Board, and an outright award of 50,000 additional shares of stock, granted on the date of the Board's organizational meeting. These grants have been the sole payment to Board members for their services on the Board.

     Allen Bender            350,000    Payment for four terms on the Board
     Joseph J. Borkoski      450,000    Initial election, payment for four terms
                                        on the Board
     Joseph J. Duffy         450,000    Initial election, payment for four terms
                                        on the Board
     Mark Hammond            350,000    Payment for four terms on the Board
     Charles Sample          300,000    Payment for three terms on the Board
     Stephen Day              50,000    Payment for one term on the Board

     The four terms were 1998-99, 1999-00, 2000-01 and 2001-2002.  Total options granted to all Board members for three years of service is 2,250,000.

     The  following  table lists the grants of options under the Plan which have
been  made  to  Management   as  a  performance   incentive  and  as  additional
remuneration for their services.

     Allen Bender            375,000
     Charles Sample          199,000
     Keith Davis             200,000

     These options represent grants made from 1999 through 2001. No employee options were granted in 1998. Total Management Employee options granted under the Plan are 774,000. Their salaries for 2000 and 2001 are presented in a preceding section.

     The following table lists the grants of options under the Plan which have been made to Key Employees as a performance incentive and as additional remuneration for their services.

     Jerry Griffith          204,000
     Scott Arnold             75,000
     Richard Esser            87,000
     June Napora              63,000
     Lester Gaines            48,000
     Margaret Griffith        15,000
     Thomas Math's            15,000
     Gary Gusset              75,000
     William Coleman          75,000
     Glen Howard              75,000

     These options represent grants made in 2000 and 2001. Total Key Employee options granted under the Plan are 732,000.

     An option for 100,000 shares was granted to a consultant as compensation for services rendered. Additionally, an option for 200,000 shares has been granted to Mr. Davis which were issued under the Plan.

     A summary of all options granted under the Plan is as follows:

     Board Remuneration                          2,250,000
     Management Incentives                         574,000
     Key Employees Incentives                      732,000
     Consultant                                    100,000
     Officer Incentive                             200,000

     Total Options Granted:                      3,856,000

     The Board of Directors believes that all of these options were in the best interest of the Company and its stockholders, and represent prudent use of working capital and assets. The Board continues to believe that Stock Options are an important tool in attracting, retaining, and motivating essential personnel and management resources. The Board expects that future compensation will include a larger cash component, and it will rely less on stock options as the only form of remuneration. However, the Board is convinced that continued growth of the Company will be supported and enhanced by availability and use of Incentive Stock Options. Approval of the Amendment to add an additional 3,000,000 shares to the 1998 Qualified Stock Option Plan is therefore very important.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2002, the number of shares of the Company's voting securities owned to the knowledge of the Company, by each beneficial owner of more than 5% of such voting security, by each officer and director, nominees for director and by all officers and directors of the Company as a group. The percentages have been calculated by treating as outstanding for purposes of calculating the percentage ownership of a particular person, all shares of the Company's Common Stock outstanding as of such date and all such shares issuable to such person in the event of the exercise of the person's options or warrants, if any, exercisable at such date or within 60 days thereafter.

Name and Address                           Amount of            Percentage of
of Beneficial Ownership               Beneficial Ownership     Voting Securities

Allen E. Bender                            1,875,000(1)              6.75%
2411 Pimpernel Drive
Waldorf, MD 20603

Joseph J. Borkoski                           500,000(2)              1.80%
1077 Old County Road
Severna Park, MD 21146

Stephen A. Day                               100,000(3)              0.36%
11750 Tysons Boulevard
McLean, VA 22106

Richard V. Priddy                            125,000(4)              0.45%
6507 Darnall Road
Baltimore, MD 21204

Joseph J. Duffy                              400,000(5)              1.44%
1077 Old County Road
Severna Park, MD 21146

Mark N. Hammond                              575,000(6)              2.07%
2303 Alstead Lane
Bowie, MD 20716

Charles L. Sample                            924,000(7)              3.32%
11615 Bonaventure Drive
Upper Marlboro, MD 20772

All Officers and Directors                 4,499,000(8)             16.19%
as a group (8 persons)
----------------
(1)  Includes options for 475,000 shares
(2)  Includes options for 250,000 shares
(3)  Includes options for 50,000 shares
(4) Represents options for 125,000 shares. Mr. Priddy was named President and CEO in February 2002.
(5)  Includes options for 250,000 shares
(6)  Includes options for 250,000 shares
(7)  Includes options for 749,000 shares
(8)  Includes options for 2,024,000 shares

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no transactions, or series of similar transactions, either during 2001 or currently any proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, nominee for director, executive officer 5% stockholder or any immediate family member of any of the foregoing had, or will have, a direct or indirect material interest.

     There are no known family relationships between any of the Company's officers or directors. There are no existing arrangements which would result in a change in control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this amendment to the Registrant report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      TVI CORPORATION


Date: April 30, 2002                   /s/ RICHARD V. PRIDDY
                                      ------------------------------------------
                                      Richard V. Priddy, Chief Executive Officer

                                  EXHIBIT INDEX

Number       Description                                  Sequential Page Number


  3.1        Articles of Incorporation of the                         *
             Company (incorporated by reference to
             to Registration Statement on Form S-1, File No.
             33-15029)
  3.2        Bylaws of the Company (incorporated by reference         *
             to Exhibit 3.2 to Registration Statement on Form
             S-1, File No. 33-15029)
  4.1        Specimen Common Stock Certificate (incorporated          *
             by reference to Exhibit 4.1 to Registration
             Statement on Form S-4, File No. 33-15029)
  22         Subsidiaries of the Registrant (incorporated             *
             by reference to Exhibit 4.1 to Registration
             Statement on Form S-4, File No. 33-15029)

  ---------------
*    Previously filed; incorporated herein by reference.