Form 10QSB
period 2002-03-31
TVI CORP
filed 2002-05-15
CIK 352079

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number 0-10449

                                 TVI CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

Issuer's telephone number, including area code: (301) 352-8800

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter pefriod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
     ---        ---

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                  Outstanding
                  Class                                           at May 1, 2002
                  -----                                           --------------
Common Stock, $0.01 par value per share                             25,271,036

Transitional Small Business Disclosure Format (Check One);

YES          NO   X
     ---         ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

                                 TVI Corporation
                                 Balance Sheets
                             March 31, 2002 and 2001

ASSETS                                                     2002          2001
                                                       ----------    ----------
       Current Assets
             Cash                                        490,751        603,141
             Accounts Receivable                       1,178,122        542,857
             Inventories, Manufacturing                  737,389        775,753
             Inventories, Demonstrators                   53,481         52,939
             Prepaid Expenses & Other Current Assets      60,653         25,291
                                                     -----------    -----------
                     Total Current Assets              2,520,396      1,999,981

       Fixed Assets
             Property and Equipment                      392,100        396,543
             Accumulated Depreciation                   (212,222)      (242,567)
             Leasing Inventory                              --          400,000
             Accumulated Depreciation                       --         (369,000)
                                                     -----------    -----------
                     Net Fixed Assets                    179,878        184,976

       Other Assets
             Patents                                      73,262         36,541
             Accumulated Amortization                    (17,971)        (8,208)
             Other Assets                                 42,538         68,535
                                                     -----------    -----------
                     Net Other Assets                     97,829         96,868

TOTAL ASSETS                                           2,798,104      2,281,825
                                                     ===========    ===========



LIABILITIES & STOCKHOLDERS' EQUITY
       Current Liabilities
             Current Portion of Long Term Debt             6,130          6,130
             Accounts Payable                            360,107        157,434
             Notes Payable                               191,967           --
             Accrued Liabilities                         256,123        263,845
                                                     -----------    -----------
                     Total Current Liabilities           814,327        427,409

       Long Term Debt                                      8,570        169,282

                                                     -----------    -----------
TOTAL LIABILITIES                                        822,897        596,691
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
             Stock                                       299,421        291,645
             Additional Paid in Capital               12,275,621     12,125,521
             Accumulated Deficit                     (10,599,835)   (10,732,032)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                             1,975,207      1,685,134
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               2,798,104      2,281,825
                                                     ===========    ===========

                                 TVI Corporation
                                Income Statement
               For the Three Months Ending March 31, 2002 and 2001


                                             2002           2001
                                        -----------    -----------

REVENUE                                   1,353,818        996,671

COST OF SALES                               727,540        505,165
                                        -----------    -----------

GROSS PROFIT                                626,278        491,506

GENERAL & ADMINISTRATIVE EXPENSES           414,223        297,883
                                        -----------    -----------

OPERAING INCOME                             212,055        193,623

OTHER INCOME (EXPENSE)                         (924)        (9,940)
                                        -----------    -----------

NET INCOME BEFORE TAXES                     211,131        183,683

INCOME TAXES                                   --             --
                                        -----------    -----------

NET INCOME                                  211,131        183,683

ACCUMUALTED DEFICIT, BEGINNING OF QTR   (10,810,966)   (10,915,715)

                                        -----------    -----------
ACCUMUALTED DEFICIT, END OF QTR         (10,599,835)   (10,732,032)
                                        ===========    ===========


AVERAGE SHARES OUTSTANDING               24,878,715     24,636,393

NET INCOME PER SHARE                         0.0085         0.0075

                                 TVI Corporation
                             Statement of Cash Flows
               For the Three Months Ending March 31, 2002 and 2001




CASH FLOW FROM OPERATING ACTIVITIES                         2002        2001
                                                          --------    --------

Net Income                                                211,131     183,683

Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                        13,700       8,835
      (Increase) decrease in accounts receivable          (13,376)    (86,127)
      (Increase) decrease in inventories                  (78,336)     (8,389)
      (Increase) decrease in prepaid expenses              (9,974)     68,751
      (Increase) decrease in other assets                  (6,353)    (34,654)
       Increase (decrease) in accounts payable              9,889      (8,542)
       Increase (decrease) in accrued expenses             43,749     112,870
                                                         --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 170,430     236,427

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of intangible assets                         (227)     (3,287)
       Purchase of capital equipment                      (49,026)    (26,072)
                                                         --------    --------

NET CASH USED FOR INVESTING ACTIVITIES                    (49,254)    (29,359)

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in notes payable                  --          --
       Issuance of common stock                            34,000        --
       Pricipal payments on long-term obligations          (1,882)    (83,398)
                                                         --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        32,118     (83,398)

NET INCREASE (DECREASE) IN CASH                           153,294     123,670
CASH, BEGINNING OF QUARTER                                337,457     479,471

                                                         --------    --------
CASH, END OF QUARTER                                      490,751     603,141
                                                         ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


              CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING
                      STATEMENTS CONCERNING OUR BUSINESS:


     Management's  Discussion  and  Analysis  or Plan  of  Operation  and  other sections contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. In addition to other factors, these factors that could cause our actual results to materially differ from our forward-looking statements: 1) the results of our research and development efforts; 2) the time and costs involved in the marketing and promotion for our systems and products; 3) our ability to respond to changes in the counter-terrorism, military, public safety, and hospitality markets including our ability to develop or acquire new technologies; 4) competitive factors in our markets and industry generally; 5) the availability of needed financing on terms and conditions acceptable to us; 6) the availability of management and other needed personnel with requisite skills and experience; and 7) the terms of any new strategic alliance, licensing and other arrangements that we may establish.

     We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information or otherwise.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

                       Management Discussion and Analysis

Product sales were $1,353,818 for the first three months of 2002, up from the first quarter of last year by $357,147 or 36%. The revenue increase was a result of increase in spending by hospitals and government agencies on decontamination equipment related to the Weapons of Mass Destruction (WMD) threat. These sales were the highest quarterly revenues in recent history. Sales increases were the most dramatic in the hospital and public safety markets.

Gross margins were lower than the same quarter last year, 46% in 2002 vs 49% last year. This was an improvement from 2001 full year performance of 36%. Current results were primarily a result of an increase in material cost associated with a change in product mix, to ones which are more material intensive.

Selling, General, and Administrative (SG&A) expense was $414,223 for the quarter, compared to $297,883 for the first quarter last year. The slight increase from first quarter last year as a percent of sales of 31% vs 30% was a result of an increase in employee related costs to support the sales growth. This performance is favorably comparable to full year 2001 results of 33% of revenues.

Net income increased to $211,131 from $183,683 for the first quarter last year, 16% of sales vs 18% of sales. The return was lower as a result of the decrease in gross margin as explained above. Material cost increases have required us to increase our commercial prices, which should return our net income to historical levels.

The increase in assets of $516,279 is primarily in accounts receivable as a result of sales increases. Accounts payable have increased as a result of business volume increases.


     The preceding paragraphs discussing the Company's financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, inventory turnover, the magnitude of fixed costs and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits

          Exhibit Number      Exhibit Description
          --------------      -------------------

          3.1                 Amended and Restated Bylaws

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this amendment to the Registrant report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TVI CORPORATION


Date:  May __, 2002                       /s/ RICHARD V. PRIDDY
                                          --------------------------------------
                                          Richard V. Priddy, President and Chief
                                          Executive Officer

Date:  May __, 2002                       /s/ MARK N. HAMMOND
                                          --------------------------------------
                                          Mark N. Hammond, Treasurer & Principal
                                          Financial  Officer

                                  EXHIBIT INDEX

Number          Description
-----           -----------

 3.1            Amended and Restated Bylaws