Form 10QSB
period 2002-06-30
TVI CORP
filed 2002-08-14
CIK 352079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                    -------------

[ ]  TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from              to
                                    -------------  -------------
     Commission file number
                           -------------------------------------

                                 TVI CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                      52-1085536
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                 7100 Holladay Tyler Road, Glenn Dale, MD 20769
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (301) 352-8800
                            -------------------------
                           (Issuer's telephone number)


                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,424,336 as of July 29, 2002
      ------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Please see the attached financial statements and footnotes.

                                 TVI Corporation
                                Income Statement
                   For the Three Months and Six Months Ending
                             June 30, 2002 and 2001

                                   Unaudited         Three Months Ending
                                                         June 30,
                                   --------------------------------------------------

                                        2002      % Sales         2001      % Sales
                                   -----------  -----------  -----------  -----------
                                        $                          $

REVENUE                              2,046,542          100    1,032,079          100

COST OF SALES                        1,142,138           56      516,317           50
                                   -----------  -----------  -----------  -----------

GROSS PROFIT                           904,404           44      515,762           50

GENERAL & ADMINISTRATIVE EXPENSES      599,098           29      331,278           32
                                   -----------  -----------  -----------  -----------

OPERATING INCOME                       305,306           15      184,484           18

OTHER INCOME (EXPENSE)                  (1,043)     (21,377)      (1,967)     (31,318)
                                   -----------  -----------  -----------  -----------

NET INCOME BEFORE TAXES                304,263           15      163,107           16

INCOME TAXES                              --                        --

NET INCOME                             304,263           15      163,107           16
                                   ===========               ===========


BASIC AVERAGE SHARES OUTSTANDING    26,068,708                25,246,035

BASIC EARNINGS PER SHARE                 0.012                    0.006

DILUTED EARNINGS PER SHARE               0.011                    0.006

DILUTED AVERAGE SHARES OUTSTANDING  28,416,777               27,381,971

See Notes


                                 TVI Corporation
                                Income Statement
                   For the Three Months and Six Months Ending
                             June 30, 2002 and 2001

                                 Unaudited      Six Months Ending
                                                      June 30,
                                  ---------------------------------------------------

                                       2002      % Sales         2001      % Sales
                                  -----------  -----------  -----------   -----------
                                          $                         $
REVENUE                              3,400,360          100    2,026,217          100

COST OF SALES                        1,869,678           55    1,024,683           51
                                   -----------  -----------  -----------  -----------

GROSS PROFIT                         1,530,682           45    1,001,534           49

GENERAL & ADMINISTRATIVE EXPENSES    1,013,321           30      622,408           31
                                   -----------  -----------  -----------  -----------

OPERATING INCOME                       517,361           15      379,126           19

OTHER INCOME (EXPENSE)
                                   -----------  -----------  -----------  -----------

NET INCOME BEFORE TAXES                515,394           15      347,808           17

INCOME TAXES                              --                        --

NET INCOME                             515,394           15      347,808           17
                                   ===========               ===========


BASIC AVERAGE SHARES OUTSTANDING    25,855,244                25,246,035

BASIC EARNINGS PER SHARE                 0.020                     0.014

DILUTED EARNINGS PER SHARE               0.018                     0.013

DILUTED AVERAGE SHARES OUTSTANDING  28,269,017                27,240,935

                                 TVI Corporation
                             Statement of Cash Flows
                 For the 3 Months Ending June 30, 2002 and 2001
                                    Unaudited

                                                           Three Months Ending
                                                           June 30,    June 30,
CASH FLOW FROM OPERATING ACTIVITIES                          2002        2001
                                                           --------    --------
                                                               $           $
Net Income                                                  304,264     163,107

Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                          11,807       9,264
      (Increase) decrease in accounts receivable           (511,363)      1,960
      (Increase) decrease in inventories                     76,876     (91,679)
      (Increase) decrease in prepaid expenses                39,769     (23,452)
      (Increase) decrease in other assets                      (385)     (5,000)
       Increase (decrease) in accounts payable              197,645       4,088
       Increase (decrease) in accrued expenses             (101,014)     22,454
                                                           --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    17,599      80,742

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of intangible assets                           (542)    (20,494)
       Purchase of capital equipment                             (0)     (3,622)
       Disposal of obsolete equipment                        31,000
                                                           --------    --------
NET CASH USED FOR INVESTING ACTIVITIES                         (542)      6,884

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in notes payable                     (66)       --
       Issuance of common stock                              14,249      73,375
       Principal payments on long-term obligations           (1,815)     (1,533)
                                                           --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          12,368      71,842

NET INCREASE (DECREASE) IN CASH                              29,425     159,468
CASH, BEGINNING                                             490,751     603,141

                                                           --------    --------
CASH, END                                                   520,176     762,609
                                                           ========    ========
                     See Notes to this Financial Statement

                                 TVI Corporation
                             Statement of Cash Flows
                For the Six Months Ending June 30, 2002 and 2001
                                    Unaudited

                                                             6 Months Ending
                                                           June 30,    June 30,
CASH FLOW FROM OPERATING ACTIVITIES                          2002        2001
                                                           --------    --------
                                                               $           $
Net Income                                                  515,395     347,808

Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                          25,507      18,099
      (Increase) decrease in accounts receivable           (524,739)    (84,167)
      (Increase) decrease in inventories                     (1,460)   (100,068)
      (Increase) decrease in prepaid expenses                29,795      45,299
      (Increase) decrease in other assets                    (6,739)    (39,654)
       Increase (decrease) in accounts payable              207,534      (4,454)
       Increase (decrease) in accrued expenses              (57,266)     14,932
                                                           --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   188,027     197,795

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of intangible assets                           (769)    (23,781)
       Purchase of capital equipment                        (49,026)    (29,694)
Disposal of obsolete equipment                               31,000
                                                           --------    --------
NET CASH USED FOR INVESTING ACTIVITIES                      (49,795)    (22,475)

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in notes payable                     (66)     38,882
       Issuance of common stock                              48,249      73,374
       Principal payments on long-term obligations           (3,697)     (4,438)
                                                           --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          44,486     107,818

NET INCREASE (DECREASE) IN CASH                             182,718     283,138
CASH, BEGINNING                                             337,457     479,471
                                                           --------    --------
CASH, END                                                   520,175     762,609
                                                           ========    ========

                     See Notes to this Financial Statement.

                                 TVI Corporation
                                  Balance Sheet
                             June 30, 2002 and 2001
                                    Unaudited
                                                        June 30,      June 30,
                                                           2002         2001
ASSETS                                                 ----------    ----------
       Current Assets                                        $             $
             Cash                                         520,176       762,609
             Accounts Receivable                        1,689,485       540,897
             Inventories, Manufacturing                   648,177       819,870
             Inventories, Demonstrators                    65,817       100,501
             Prepaid Expenses & Other Current Assets       20,884        48,743
                                                       ----------    ----------
                    Total Current Assets                2,944,538     2,272,620

       Fixed Assets
             Property and Equipment                       392,100       400,165
             Accumulated Depreciation                    (221,424)     (250,644)
             Leasing Inventory                               --            --
             Accumulated Depreciation                        --            --
                                                       ----------    ----------
                     Net Fixed Assets                     170,676       149,521

       Other Assets
             Patents                                       73,804        57,035
             Accumulated Amortization                     (20,576)       (9,395)
             Other Assets                                  42,924        73,535
                                                       ----------    ----------
                   Net Other Assets                        96,151       121,175

TOTAL ASSETS                                            3,211,366     2,543,316
                                                       ==========    ==========



LIABILITIES & STOCKHOLDERS' EQUITY
       Current Liabilities
             Current Portion of Long Term Debt             6,130         10,568
             Accounts Payable                            557,752        161,522
             Notes Payable and Accrued Interest          191,901        107,773
             Accrued Liabilities                         155,108        159,887
                                                     -----------    -----------
                  Total Current Liabilities              910,891        439,750

       Long Term Debt                                      6,755        174,912

                                                     -----------    -----------
TOTAL LIABILITIES                                        917,646        614,662
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
             Stock                                       301,170        292,920
             Additional Paid in Capital               12,288,121     12,197,621
             Accumulated Deficit                     (10,295,571)   (10,561,887)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                             2,293,720      1,928,654
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               3,211,366      2,543,316
                                                     ===========    ===========
             See Notes to this Financial Statement.

                         Notes to Financial Statements


The accompanying unaudited interim condensed financial statements of TVI Corporation ("Company") have been prepared in accordance with the Company's accounting practices for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2001 contained in the 2001 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002. TVI Corporation Common Shares Outstanding For the Six Months Ending June 30, 2002


                           COMMON SHARES OUTSTANDING

                                                                       Common
                                                                      ----------

Balance, December 31, 2001                                            25,446,036

Options Exercised By Board Members                                       525,000

Options Exercised By Officers                                            100,000

Other Options Exercised                                                  200,000

1,500 Shares of Preferred Stock
     Converted to Common Shares                                            3,000

Shares Granted to Directors                                              250,000

                                                                      ----------
Shares Outstanding at June 30, 2002                                   26,524,036
                                                                      ==========

Item 2. Management Discussion and Analysis or Plan of Operation.

              CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING
                       STATEMENTS CONCERNING OUR BUSINESS:


     Management's  Discussion  and  Analysis  or Plan  of  Operation  and  other sections contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects","anticipates", "plans"," believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. In addition to other factors, these factors that could cause our actual results to materially differ from our forward-looking statements:

1)the results of our research and development efforts; 2) the time and costs involved in the marketing and promotion for our systems and products; 3) our ability to respond to changes in the counter-terrorism, military, public safety, and hospitality markets including our ability to develop or acquire new technologies; 4) competitive factors in our markets and industry generally; 5) the availability of needed financing on terms and conditions acceptable to us;
6) the availability of management and other needed personnel with requisite skills and experience; and 7) the terms of any new strategic alliance, licensing and other arrangements that we may establish.

     We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information or otherwise.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.


Management Discussion

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

Revenue.

Revenue increased 98% for the three months ending June 30, 2002 to $2,046,542 from the three months ending June 30, 2001. The revenue increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment. The first orders for 14 Decontamination Systems from Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user, valued at more than $750,000 were received and invoiced in the second quarter. The revenue from the MEMA orders was the major factor in the increase in the quarter.

Gross Margin.

Gross margins were lower for the three months ending June 30, 2002 than the three months ending June 30, 2001. The decrease in gross margin appears to be primarily a result of an increase in material cost associated with a change in product mix, to products that are more material intensive.

Selling,  General,  and  Administrative.

Selling, General, and Administrative (SG&A) expense was $599,096 for the three months ending June 30, 2002, an increase of 81% from the three months ending June 30, 2001. The increase was a result primarily of an increase in employee related costs to support the sales growth. SG&A expense as a % of revenue decreased to 29% for the three months ending June 30, 2002 from 32% from the three months ending June 30, 2001.

Net income increased 86% to $304,263 for the three months ending June 30, 2002 from $163,107 for the three months ending June 30, 2001. Net Income as a % of Revenue was 15% for the three months ending June 30, 2002 as compared to 16% for the three months ending June 30, 2001.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Revenue.

Revenue increased 68% for the six months ending June 30, 2002 to $3,400,360 from the six months ending June 30, 2001. The revenue increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment. The first orders for 14 Decontamination Systems from Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user, valued at more than $750,000 were received and invoiced in the period. The revenue from the MEMA orders was the major factor in the increase in the period.

Gross Margin.

Gross margins at 45% as a % of Revenue were lower for the six months ending June 30, 2002 than the 49% for the six months ending June 30, 2001. The decrease in gross margin appears to be primarily a result of an increase in material cost associated with a change in product mix, to products that are more material intensive.

Selling, General, and Administrative.

Selling, General, and Administrative (SG&A) expense was $1,013,321 for the six months ending June 30, 2002, an increase of 63% from the six months ending June 30, 2001. The increase was a result primarily of an increase in employee related costs to support the sales growth. SG&A expense as a % of revenue decreased to 30% for the six months ending June 30, 2002 from 31% from the six months ending June 30, 2001.

Net income increased 48% to $515,394 for the six months ending June 30, 2002 from $347,808 for the six months ending June 30, 2001. Net Income as a % of Revenue was 15% for the six months ending June 30, 2002 as compared to 17% for the six months ending June 30, 2001.

Liquidity and Capital Resources

Working capital was $2,033,647 at June 30, 2002 , up from the $1,832,870 at June 30, 2001. Cash Flow from Operating Activities for the six months ending June 30, 2002 was $188,027. Accounts receivable increased $524,739 due to the increase in Revenue and was only partly offset by the accounts payable increase of $207,534.

                               -OTHER INFORMATION-

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

No changes.

Item 3. Defaults Upon Senior Securities

Notes Payable consists of promissory notes with interest at 10 % annually. The principal balance of the notes plus accrued interest was due and payable in full on December 15, 1998. Management has decided to begin retiring the notes in 2002. Principal and interest through December, 1998 were $191,901. Accrued interest from December , 1998 through June 30, 2002 is $46,041.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's 2002 annual stockholders' meeting (the "Meeting") was held on June 5, 2002 at the corporate headquarters of the Company located in Glen Dale, Maryland, pursuant to due notice. Out of a total of 25,371,036 shares of Common Stock of the Company outstanding and entitled to vote at such Meeting, the holders of 20,962,189 shares (i.e., 82.62% of all outstanding shares entitled to vote) were present either in person or by proxy.

     Two matters were acted upon at the Meeting, namely the ratification of the Company's accountants for 2001 and the election of directors.

     Set forth below is the number of votes cast for or against, as well as the number of abstentions and broker non-votes, as to the ratification of the Company's 2001 accountants, Gilliland & Associates, P.C.

             FOR                      AGAINST                    ABSTAIN
      ------------------          -------------------        ------------------
      19,400,223 (97.85%)              105,122 (0.53%)           320,500 (1.62%)

     Set forth below is a listing of the directors elected at the Meeting, together with the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each nominee.

           NOMINEE:                     FOR                      WITHHELD
      ------------------          ------------------         ------------------

      Joseph J.  Borkoski          18,505,245 (93.22%)         1,345,600 (6.78%)
      Stephen A.  Day              18,502,435 (93.21%)         1,348,410 (6.79%)
      Joseph J.  Duffy             18,505,245 (93.22%)         1,345,600 (6.78%)
      Mark N.  Hammond             18,505,245 (93.22%)         1,345,600 (6.78%)
      Richard V.  Priddy           18,505,245 (93.22%)         1,345,600 (6.78%)

     Accordingly, the items described above, having received a favorable vote of at least a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Meeting were declared to be duly approved by the Stockholders of the Company.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.
                                ---------
         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TVI Corporation
                                      ---------------
                                      (Registrant)
Date: August 13, 2002                            By: /s/ Thomas K. Plunkett
      ---------------                                ---------------------------
                                                     Thomas K. Plunkett
                                                     Vice President Finance


Date: August  13, 2002                           By: /s/ Richard V. Priddy
      ----------------                               --------------------------
                                                     Richard V. Priddy
                                                     Chief Executive Officer