Form 10QSB/A
period 2002-06-30
TVI CORP
filed 2002-08-29
CIK 352079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.
                                ---------

99.1 Certification Pursuant to 18.U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Office of the Corporation.

99.2 Certification Pursuant to 18.U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman and Treasurer of the Corporation.

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