Form 10QSB
period 2002-09-30
TVI CORP
filed 2002-11-14
CIK 352079

SEC 2334  Potential  persons who are to respond to the collection of information
(6-00) contained in this form are not required to respond unless the form displays a currently valid OMB control number. [GRAPHIC OMITTED]



============================
       OMB APPROVAL
============================
OMB Number: 3235-0416
============================
Expires: April 30,2003
============================
Estimated average burden
hours per response: 32.00
============================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
                                                     ------------------
[ ]       TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
          the transition period from                to
                                    ----------------  --------------------------

          Commission file number        010-10549
                                ------------------------------------------------

                                 TVI CORPORATION
         ---------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

            Maryland                                      52-1085536
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)



                 7100 Holladay Tyler Road, Glenn Dale, MD 20769
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (301) 352-8800
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,424,336 as of September 30, 2002
                                             -----------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

     .

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements. Please see the following financial statements.


                                Income Statement
                   (In Dollars, except for per share amounts)

Unaudited

                                                  Three Months                     Nine Months
                                             Ending September 30,              Ending September 30,
                                        -----------------------------      ----------------------------
                                              2002             2001              2002             2001
                                              ----             ----              ----             ----
REVENUE                                 $  3,062,183     $    910,678      $  6,462,543     $  2,936,595

COST OF SALES                           $  1,511,481     $    482,292      $  3,381,159     $  1,507,132
                                        -----------------------------      -----------------------------

GROSS PROFIT                            $  1,550,702     $    428,386      $  3,081,384     $  1,429,463
GROSS PROFIT%                                   50.6%            47.0%             47.7%            48.7%

SALES, GENERAL & ADMIN EXPENSES         $    760,660     $    279,980      $  1,773,981     $    892,316
                                        -----------------------------      -----------------------------

OPERATING INCOME                        $    790,042     $    148,406      $  1,307,403     $    537,147

OTHER INCOME (EXPENSE)                  ($     3,368)    ($     1,517)     ($     5,335)    ($    12,084)
                                        -----------------------------      -----------------------------

NET INCOME BEFORE TAXES                 $    786,674     $    146,889      $  1,302,068     $    525,063

INCOME TAXES                            $          0     $          0      $          0     $          0
                                        -----------------------------      -----------------------------

NET INCOME                              $    786,674     $    146,889      $  1,302,068     $    525,063
                                        =============================      =============================
NET INCOME %                                    25.7%            16.1     %        20.1%            17.9%

BASIC AVERAGE SHARES OUTSTANDING          26,623,529       24,527,493        26,109,970       24,527,493

BASIC EARNINGS PER SHARE                $      0.030     $      0.006      $      0.050     $      0.021

DILUTED AVERAGE SHARES OUTSTANDING        28,991,070       27,110,478        28,300,775       26,563,328

DILUTED EARNINGS PER SHARE              $      0.027     $      0.005      $      0.046     $      0.020

See Notes



                          TVI Corporation
                           Balance Sheet
                      Sept 30, 2002 and 2001
                             Unaudited
                           (In Dollars)   September 30,    December 31,    September 30,
ASSETS                                          2002             2001             2001
 Current Assets                                  $                $                $
  Cash                                         959,806          337,457          771,964
  Accounts Receivable                        1,830,515        1,164,746          708,282
  Inventories, Manufacturing                   834,207          659,040          912,803
  Inventories, Demonstrators                    58,892           53,494           79,241
  Prepaid Expenses & Other Current Assets      118,005           50,679          100,044
                                            --------------------------------------------
    Total Current Assets                     3,801,425        2,265,416        2,572,334

 Fixed Assets
  Property and Equipment                       394,897          343,074          409,004
  Accumulated Depreciation                    (240,335)        (204,722)        (258,082)
                                            --------------------------------------------
     Net Fixed Assets                          154,562          138,352          150,922

 Other Assets
  Patents                                       83,544           73,035           72,563
  Accumulated Amortization                     (20,526)         (11,771)         (10,584)
  Other Assets                                  42,538           36,185           73,537
                                            --------------------------------------------
    Net Other Assets                           105,556           97,449          135,516

TOTAL ASSETS                                 4,061,543        2,501,217        2,858,772
                                            ============================================



LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities
  Current Portion of Long Term Debt              6,992            6,130            9,636
  Accounts Payable                             578,337          350,218          279,606
  Notes Payable and Accrued Interest               -            191,967          110,819
  Accrued Liabilities                          300,779          212,374          178,490
                                            --------------------------------------------
    Total Current Liabilities                  886,108          760,689          578,551

 Long Term Debt                                    -             10,452          174,312

                                            --------------------------------------------
TOTAL LIABILITIES                              886,108          771,141          752,863
                                            --------------------------------------------

STOCKHOLDERS' EQUITY
  Stock                                        306,701          294,920          307,207
  Additional Paid in Capital                12,377,841       12,246,122       12,183,334
  Accumulated Deficit                       (9,509,107)     (10,810,966  )   (10,384,632)
                                            --------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                   3,175,435        1,730,076        2,105,909
                                            --------------------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     4,061,543        2,501,217        2,858,772
                                            ============================================

             See Notes

                                 TVI Corporation
                             Statement of Cash Flows
                For the Nine Months Ending Sept 30, 2002 and 2001
                                    Unaudited

                                                         Nine Months Ending
                                                    September 30,  September 30,
CASH FLOW FROM OPERATING ACTIVITIES                        2002            2001
                                                            $               $
Net Income                                             1,302,068        525,063

Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                       44,368         26,717
      (Increase) decrease in accounts receivable        (665,769)      (251,552)
      (Increase) decrease in inventories                (180,565)      (165,713)
      (Increase) decrease in prepaid expenses            (67,326)       (57,998)
      (Increase) decrease in other assets                 (6,353)        (8,656)
       Increase (decrease) in accounts payable           228,119        122,625
       Increase (decrease) in accrued expenses            88,099        126,541
                                                      ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                742,641        317,027

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of intangible assets                     (10,509)       (39,309)
       Purchase of capital equipment                     (51,823)       (38,826)
       Proceeds from disposal of fixed assets               --              294
                                                      ----------     ----------
NET CASH USED FOR INVESTING ACTIVITIES                   (62,332)       (77,841)

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in notes payable             (191,870)       (68,514)
       Increase (decrease) in notes receivable              --           51,996
       Issuance of common stock                          143,500         78,196
       Issuance of preferred stock                          --           (4,821)
       Principal payments on long-term obligations        (9,590)        (3,550)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (57,960)        53,307

NET INCREASE (DECREASE) IN CASH                          622,349        292,493
CASH, BEGINNING                                          337,457        479,471

                                                      ----------     ----------
CASH, END                                                959,806        771,964
                                                      ==========     ==========
See Notes

                                                                TVI Corporation

                                                                 Reconciliation
                                                                of Common Shares


Common Shares Outstanding at December 31, 2001                     25,446,336

Options Exercised by Board Members                                    525,000

Options Exercised by Officers                                         350,000

Other options Exercised                                               300,000

1,500 shares of preferred stock converted                               3,000
to common shares

Shares granted to Directors                                           250,000

                                                                 -------------
Shares outstanding at September 30,2002                            26,874,336
                                                                 =============



Shareholders' Equity at September 30, 2002 comprises

Common stock,$0.01 par value                                          267,740
Additional Paid-in-Capital                                         12,377,842
Preferred Share Capital                                                53,247
Treasury share capital                                                (14,287)
Retained Earnings                                                  (9,509,107)

                                                                 -------------
Shareholders' Equity                                                3,175,435
                                                                 =============

                          Notes to Financial Statements
                               September 30, 2002

Basis of Presentation. The accompanying unaudited interim condensed financial statements of TVI Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (the "2001 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2001 contained in the 2001 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS:


Management's Discussion and Analysis of financial condition and results of operations and other sections contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects","anticipates", "plans"," believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. In addition to other factors, these factors that could cause our actual results to materially differ from our forward-looking statements: 1) the results of our research and development efforts; 2) the time and costs involved in the marketing and promotion for our systems and products; 3) our ability to respond to changes in the counter-terrorism, military, public safety, and hospitality markets including our ability to develop or acquire new technologies; 4) competitive factors in our markets and industry generally; 5) the availability of needed financing on terms and conditions acceptable to us;
6) the availability of management and other needed personnel with requisite skills and experience; and 7) the terms of any new strategic alliance, licensing and other arrangements that we may establish. We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information or otherwise.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.


Management Discussion

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Revenue. Revenue increased 236% for the three months ending September 30, 2002 to $3,062,183 from the three months ending September 30, 2001. The revenue increase was primarily attributable to the spending by federal, state and municipal government agencies for decontamination equipment. The second major order for 13 Decontamination Systems from Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user, valued at more than $740,000 was received and invoiced in the period. Additional state awards from Maine, Rhode Island, Delaware and South Carolina were also major factors.

Gross Margin. Gross margin at 51% was higher by four percentage points for the three months ending September 30, 2002 than the three months ending September 30, 2001. The increase in gross margin appears to be primarily a result of a change in product mix.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $760,660 for the three months ending September 30, 2002, an increase of 172% from the three months ending September 30, 2001. The increase was a result primarily of an increase in employee related costs to support the sales growth. SG&A expense as a % of revenue decreased to 25% for the three months ending September 30, 2002 from 31% from the three months ending September 30, 2001.

Net Income. Net income increased 436% to $786,674 for the three months ending September 30, 2002 from $146,889 for the three months ending September 30, 2001. Net Income as a % of Revenue was 26% for the three months ending September 30, 2002 as compared to 16% for the three months ending September 30, 2001. The improvement in Net Income as a % of Revenue was a result of a change in product mix year to year, and economies of scale related to volume increases. The company has a net loss carry forward which may be used to offset taxable income. As a result no provision for income taxes is reflected in the income statement.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Revenue. Revenue increased 120% for the nine months ending September 30, 2002 to $6,462,543 from the nine months ending September 30, 2001. The revenue increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment. The first orders for 27 Decontamination Systems from Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user, valued at more than $1,500,000 were received and invoiced in the period. Additional state awards from Maine, Rhode Island, Delaware and South Carolina were also major factors.

Gross Margin. Gross margin at 48% as a % of Revenue was one percentage point lower for the nine months ending September 30, 2002 than the 49% for the nine months ending September 30, 2001.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $1,773,981 for the nine months ending September 30, 2002, an increase of 99% from the nine months ending September 30, 2001. The increase was a result primarily of an increase in employee related costs to support the sales growth. SG&A expense as a % of revenue decreased to 27% for the nine months ending September 30, 2002 from 30% from the nine months ending September 30, 2001.

Net Income. Net income increased 148% to $1,302,068 for the nine months ending September 30, 2002 from $525,063 for the nine months ending September 30, 2001. Net Income as a % of Revenue was 20% for the nine months ending September 30, 2002 as compared to 18% for the nine months ending September 30, 2001. The compay has a net loss carry forward which may be used to offset taxable income. As a result no provision for income taxes is reflected in the income statement.


Liquidity and Capital Resources

Working capital was $2,915,317 at September 30, 2002 , up from the $1,993,782 at September 30, 2001. Cash at September 30, 2002 was $959,806, an increase of 24% from September 30, 2001. Accounts Receivable at September 30, 2002 was $1,830,515, an increase of 158% from September 30, 2001. The increase in Accounts Receivable was due to the increase in revenues. Cash Flow from Operating Activities for the nine months ending September 30, 2002 was $ 742,641. TVI paid off its Promissory Notes in August, 2002. In August, 2002, a Line of Credit of $600,000 was arranged with Bank of America. As of September 30, 2002 there were no borrowings against the Line. Controls and Procedures

(a) Evaluation of disclosure and internal controls and procedures.

Within the 90 days prior to filing this quarterly report the company evaluated the effectiveness of our disclosure controls and procedures and internal controls and procedures. This evaluation was performed by the management staff. We sought to identify any material weaknesses in the internal controls. If a problem was identified we considered what we should do to improve our control procedures and where possible made appropriate improvements. Our principal executive officer and principal finance officer have concluded that the controls and procedurs were adequate and effetive.

(b) Changes in internal controls.

There were no significant  changes in our internal  controls or in other factors
that  could   significantly   affect  our  disclosure  controls  and  procedures
subsequent  to  the  evaluation.

                             - OTHER INFORMATION -

Item 1.  Legal Proceedings.
None reportable.

Item 2. Changes in Securities.
No changes.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on FORM 8-K.

On August 28 and as amended on September 9 and September 20 we filed a Current Report on Form 8-K announcing a change in Registrant's certifying accountant. Upon the recommendation of the Audit Committee of the Board of Directors of TVI Corporation (TVI), TVI's Board of Directors on August 14, 2002 decided to dismiss the Registrant's independent public accountant. Aronson & Company is the new independent public accountant, succeeding Gilliland & Associates.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TVI Corporation
                                                     (Registrant)

Date November 12, 2002                               /s/ Thomas K. Plunkett
                                                     ---------------------------
                                                         Thomas K. Plunkett
                                                         Vice President Finance

Date November 12, 2002                               /s/ Richard V. Priddy
                                                     ---------------------------
                                                         Richard V. Priddy
                                                         Chief Executive Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Richard V. Priddy, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TVI Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                     /s/ Richard V. Priddy
                                                     ---------------------------
                                                         Richard V. Priddy
                                                         Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas K. Plunkett, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TVI Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November _12_, 2002
                                                      /s/ Thomas K. Plunkett
                                                      --------------------------
                                                          Thomas K. Plunkett
                                                          Vice President Finance

                                  EXHIBIT INDEX


     Exhibit                                                   Description
     Number                                                    -----------
     ------

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Mark
               N. Hammond.