Form 10KSB
period 2002-12-31
TVI CORP
filed 2003-03-31
CIK 352079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the calendar year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ______ to ______

                       Commission File No.: 0-10449

                                 TVI Corporation
             (Exact name of registrant as specified in its charter)

               Maryland                              52-1085536
       (State or other jurisdiction                (I.R.S.  Employer
            or incorporation)                       Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year ended December 31, 2002 are $11,128,257. As of February 5, 2003 there were 26,774,336 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates as of such date was approximately $27,845,000.

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

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]; No [X]


                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                             TABLE OF CONTENTS


Item                                                                 Page Number
Number

                                     PART I

 1.  Description of Business ..............................................    4
 2.  Description of Property ..............................................   14
 3.  Legal Proceedings ....................................................   15
 4.  Submission of Matters to a Vote of Security Holders ..................   15

                                    PART II

 5.  Market for Common Equity and Related Stockholder Matters ..............  15
 6.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations .................................................  16
 7.  Financial Statements and Report........................................  19
 8.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure ..................................................  40

                                   PART III

 9.  Directors and Principal Officers of the Registrant ....................  40
10.  Executive Compensation ................................................  40
11.  Security Ownership of Certain Beneficial Owners and Management ........  41
12.  Certain Relationships and Related Transactions.........................  41



                                     PART IV

13   Exhibits and Reports on Form 8-K.......................................  41
14   Controls and Procedures ...............................................  42

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

                           FORWARD-LOOKING STATEMENTS

SOME OF THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT DISCUSS FUTURE EXPECTATIONS, AND OTHER "FORWARD-LOOKING" INFORMATION. THOSE STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE STATEMENTS. THE "FORWARD-LOOKING" INFORMATION IS BASED ON VARIOUS FACTORS AND WAS DERIVED USING NUMEROUS ASSUMPTIONS. IN SOME CASES, YOU CAN IDENTIFY THESE SO-CALLED "FORWARD-LOOKING STATEMENTS" BY WORDS LIKE "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF THOSE WORDS AND OTHER COMPARABLE WORDS. YOU SHOULD BE AWARE THAT THOSE STATEMENTS ONLY REFLECT OUR PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER SUBSTANTIALLY. IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE FORWARD-LOOKING STATEMENTS ARE DISCLOSED UNDER THE HEADING "DESCRIPTION OF BUSINESS - RISK FACTORS."

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

TVI Corporation is a leading supplier of:
-----------------------------------------
o    Chemical/biological   decontamination  systems  for  the  military,  public
     health, and first response agencies,
o    Rapidly deployed shelters for commercial and military applications,
o    Thermal targets for military training and testing,

Products Offered
----------------
TVI designs, manufactures, and sells rapidly deployable integrated shelter systems to the commercial, government, and military market place. The core component of the product line is the rapidly deployable shelter, with its patented articulating frame. TVI also designs and manufactures the key accessories used with our shelters which are required to make integrated system for decontamination, command control, forensic investigation, disaster assistance, communication centers, patient isolation. In addition to shelters, we supply lighting, water heaters, air heaters, power generators, flooring, trailers, and air filtration units. Approximately 90% of revenues are from the shelter and decontamination shelter product line and 10% from thermal targets.


Decontamination Systems
-----------------------
TVI designs, manufactures and sells decontamination systems. These systems decontaminate people that have been exposed to Nuclear, Biological and Chemical
(NBC) agents. Contamination can be the result of any catastrophic event including natural disasters (tornadoes or hurricanes), industrial incidents (chemical spills), or acts of terror.

The core product of the TVI decontamination system is an articulating skeleton shelter, similar to the general-purpose shelter discussed above. However, these shelters are built with the articulating frame as an exoskeleton simplifying post use clean up and wash. Additionally, the shelters are equipped with shower accessories (body sprays and hand sprayers) and dividing curtains. The curtains give privacy to the users and keep the contaminants from traveling from the hot side (contaminated) of the shelter to the cold side (decontaminated). Heaters, lights and air conditioners and all the related hardware enable these systems to be used year round. Basins, pumps, waste containment equipment, chemical mix agents, stretchers and hoses round out a complete system.


A large part of the decontamination system sales is the accessories and support equipment that deliver decon solutions, hot water, and heated air to the system. TVI has a line of proprietary water heaters which are manufactured to their design. This device takes incoming cold water, mixes it with decon solution, adds 40(Degree) of heat in 60 seconds, and delivers it to the spray nozzles in the shelter.

The air heater delivers fresh heated air inside the shelter for operation in cool weather. This heater provides greater than 150,000 BTU's/ Hour of forced hot air to support cold weather decontamination activities.

TVI manufactures the patient conveyor using its patented technology, for patient transport through the decontamination system. The patient litter is also manufactured utilizing the same articulating frame technology.

TVI also sells trailers to customers requiring system portability, on site power generation and on site air conditioning. These systems are manufactured to our specifications and have been supplied to various state and government agencies.

General-Purpose Shelters
------------------------
Two other product categories sold by TVI are based on its patented articulating frame technology. Using articulating frames as a reinforcing skeleton, TVI designs, manufactures and markets rapidly deployable shelters.

General-purpose shelters are built with the articulating structure contained within the shell. Typically these shelters are built with doors and windows and are designed to incorporate furniture and other equipment. Often they are attached to mobile hard sided systems and provide the user additional space where they can be protected from inclement weather and unwanted observation. These shelters are manufactured in different sizes, with different number of windows and doors, and, either with, or without, an internal skin. The general-purpose shelters range in size from as small as 8 feet wide by 9 1/2 feet long to a large of 18 feet wide by 23 feet in length. Air conditioners, heaters, lights and generators complete the system.

Included in the general-purpose product category are Command and Control Shelters for both the Military Tactical Market and the Police / Forensic Market and Catastrophe Management Shelters sold to entities such as State Farm or the Red Cross. TVI actively markets casualty management shelters, civilian command and control shelters and police / forensic shelters. Military Tactical shelters are currently marketed to a limited degree.

Thermal Targets
---------------
Thermal targets are manufactured for the US DOD and, to a significantly lesser extent, the military agencies of our allies. These targets emulate enemy thermal signatures such as tank profile and are used for training purposes to familiarize the personnel with thermal targeting devices. TVI sources raw electro conductive film and builds targets in various sizes and configurations as specified by the customer requirements.

AIR FILTRATION Products
-----------------------
The Company added an Air Filtration Product in 2002.

Other Products
--------------
TVI also manufactures numerous other products such as signs, portable billboards, and trade show displays. These products either complement our shelter and decontamination systems or leverage our articulating frame technology.

Business Development
--------------------
Organization.  TVI Corporation  ("TVI" or the "Company") was incorporated  under
------------
the laws of Maryland on January 28, 1977.

Bankruptcy. The Company has not been subject to any bankruptcy,  receivership or
----------
similar proceedings within the past three years.

Significant Asset Changes.  Within the past three years the Company has not been
-------------------------
party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer
------------------
TVI Corporation is an integrated specialty products manufacturer which designs, fabricates, and markets final products and systems directly for end users. Principal products are rapidly deployable integrated soft shelter systems designed to serve the counter-terrorism, military, public safety, and hospitality markets. Product groups include patented framed, fabric structures for shelters, decontamination, tactical operations centers, and commercial promotion; supporting utilities such as gensets, lights, heaters, and showers; and associated accessories and supplies. All fabric structures employ an articulating frame covered by one or more patents. The Company also has a thermal products group which includes targets, IFF devices, beacons and markers, and decoys. The Company's product strategy is to enlarge each product family by both internal and external means, and to modify and create versions which will have utility for clients in all of its major market segments.

New Products.
------------
     The Company continued development, enhancement, and enlargement of its line of rapidly deployable soft shelter systems and decontamination equipment. The Company added an Air Filtration Product in 2002.

Competitors
-----------
Rapidly deployable decontamination shelters and systems fall into two general product types, air beam and rigid articulating frame. The products differ in the composition of the skeletal system that provides the rigidity to the fabric skin. The skeleton comprised of rigid rods and hinges is known as an articulating system, while those made up of inflatable air chambers (similar to river rafts or Zodiac boats) are known as an air beam system.

TVI's product uses an articulating frame. The articulating frame has significant advantages over the air beam system. It requires no additional set up equipment such as compressed air and it does not sag over time and require re-inflation.

Five of TVI's  competitors  use an air beam skeleton,  Zumro  (domestic),  Plysu
(UK), Aireshetlta (UK), ACD (Netherlands) and Hughes Safety Showers (UK). One competitor, DHS Systems, LLC, manufactures an articulating product similar to ours.

The  final   shelter   construction   type  sold  into  this   industry   has  a
self-supporting shell. The product relies on an accordion style corrugated plastic, and the only manufacturer that uses this system is Unifold and Ferno distributes the product.

Manufacturing Operations
------------------------
At any given time the flexible manufacturing operation can have numerous shelters under manufacture, and the shelters need not travel from station to station, with the obvious exception that the final assemble stations are the last step.

The manufacturing staff has placed emphasis on cross-training , allowing management the flexibility to reallocate resources to relieve bottlenecks and worker shortages.

In 2002 all production was within a leased facility with approximately 14,000 square feet of manufacturing space. In January and February, 2003, a move was made to a new facility, which will provide approximately 53,000 square feet of manufacturing space.

Raw Materials.  The Company uses only  commercially  available  materials in the
-------------
manufacture of its target, shelter, and decontamination products. All target material currently has dual sources which were developed during the year.

Customer Dependency. During 2002 33% of sales were to one customer. Except for this customer sales were fairly distributed.

Patents,  Trademarks,  Licenses,  Etc.  The Company has various  patents,  trade
-------------------------------------
secrets, trademarks and other rights for its products, services and processes. The Company was granted a patent on its articulating shelter frame during 1999. The Company has also submitted applications for provisional patents covering two promotional products and one public safety product, and the promotional product patent has been granted. Patents were applied for a new line of decontamination systems incorporating integrated decontamination plumbing into the shelter canopy, and a new litter conveyor for non ambulatory patient triage. Two patents were applied for related to IR target identification. There are no active royalty or licensing agreements for our products, and there are no labor contracts. The Company also owns five trademarks, only one of which is used in current marketing activities.

Need for Government Approval.  There are no material requirements for Government
----------------------------
approval for any of the Company's principal products. However, the Company's targets and decoys are covered by the International Traffic in Arms Regulations
(ITAR), and the Company must obtain approval from the U. S. State Department to sell such products to foreign buyers. The Company is currently licensed by the State Department.

Effect of Government Regulations.  The Company is subject to various regulations
--------------------------------
including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company's business.

R&D Activities. The Company spent $18,000 and $56,000 for Research & Development
--------------
in 2002 and 2001 respectively.

Impact of Environmental Laws. The Company has not experienced any specific costs
----------------------------
associated with compliance with environmental laws.

Total Employees. At year end 2002 the Company employed 73 employees. The Company
---------------
believes that it has good relations with its employees.

RISKS RELATED TO OUR BUSINESS
-----------------------------
     Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently think are insignificant, may also adversely affect our business, results of operations and financial condition.

Factors that have either caused our results to fluctuate in the past or that are likely to affect us in the future include the following:

     o    the  size,  timing  and  contractual  terms of  sales of our  shelter,
          decontamination   systems   and  our   other   products   due  to  the
          unpredictable sales cycle for such products

     o technical difficulties in our products that could delay product shipments or increase the costs of introducing new products

     o introductions of new products or new versions of existing products by us or our competitors

     o    changes in our mix of revenues generated from product sales

     o changes in our mix of sales channels through which our products are sold

We currently rely on sales to U.S. and state governmental entities, and the loss of such contracts would have a material adverse impact on our operating results.

     Sales for the years ended December 31, 2002 and 2001 included approximately $3,600,000 and $800,000, respectively, to the Company's largest customer in each year. These sales represented 33% and 18% of total sales for the years ended December 31, 2002 and 2001, respectively.

     The loss or significant reduction in government funding of a large program in which we participate could also materially adversely affect our future revenues, earnings and cash flows and thus our ability to meet our financial obligations. U.S. government contracts are conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if appropriations are made by Congress for future fiscal years. State contracts are generally subject to the same funding considerations.

Selling to the U.S. Government subjects us to unfavorable termination provisions and other review and regulation.

     Companies engaged in supplying defense-related services and equipment to U.S. government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. government to unilaterally:

     o suspend us from receiving new orders or contracts pending resolution of alleged violations of procurement laws or regulations

     o    terminate existing orders or contracts

     o    reduce the value of existing orders or contracts

     o    audit  our  contract-related   costs  and  fees,  including  allocated
          indirect costs

     o    control and potentially prohibit the export of our products

The purchase orders and contracts governing the purchase for our products may commit us to unfavorable terms.

     We generally sell our shelter, decontamination systems and most other products pursuant to purchase orders issued by the purchasing party. Although we attempt to ensure that the terms of such purchase orders are acceptable to us, some purchase orders may contain unfavorable terms, such as a cancellation right at anytime prior to final product delivery.

     Additionally, we generally provide our thermal products through formal contracts with the U.S. government. These contracts generally can be terminated by the government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. These contracts are generally fixed price contracts, as the price we charge is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb cost overruns on these fixed price contracts and this reduces our profit margin on the contract. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce our profit or cause a loss on such contracts.

Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our products delivered in a timely and cost effective manner.

     The market for our shelter, decontamination systems and our other products may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products. If the market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products, our business could suffer.

         Additionally, we must enhance the functionality of our products to maintain successful commercialization and continued acceptance of our product offerings. If we are unable to identify and develop new enhancements to existing products on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, cancellation of orders and license agreements, and loss of revenue. The life cycle of our products is difficult to predict because the market for such products is new and emerging and is characterized by rapid technological change, changing customer preferences and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable.

Our failure to manage our expanding operations could impair our future growth. The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel, and other resources.

Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

     o build and train sales and marketing staff to create an expanding presence in the rapidly evolving market for our decontamination systems and other products, and keep them fully informed over time regarding the technical features, issues and key selling points of our products

     o build strong channels to our markets and keep them fully incentivized, supported and informed regarding technical features, issues and key selling points of our products

     o develop our customer support capacity for direct and indirect sales personnel so that we can provide customer support without diverting engineering resources from product development efforts

     o expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas as the number of our personnel and size of our organization increases

     We may not succeed with these efforts. Our failure to efficiently expand and develop these areas could cause our expenses to grow, could cause our revenues to decline or grow more slowly than expected, or could otherwise impair our growth.

The variable sales cycles of our products could cause significant fluctuation in our quarterly results.

     The typical sales cycle of our shelter, decontamination systems and our other products are unpredictable and generally involve a significant commitment of resources by our customers. A customer's decision to purchase our products generally involves the evaluation of the available alternatives by a significant number of personnel in various functional areas and often is subject to delays over which we may have little or no control, including budgeting constraints, internal procurement and other purchase review procedures and the inclusion or exclusion of our products on customers' approved standards list. Accordingly, we typically must expend substantial resources educating prospective customers about our products. Therefore, the length of time between the date of initial contact with the potential customer or channel partner and the execution of a purchase agreement typically ranges from 1 to 12 months, with the larger sales generally requiring significantly more time. Additionally, the length of time between the date of initial contact and the execution of a purchase order is often subject to delays over which we may have little or no control, including the receipt of necessary government funding. As a result, our ability to predict the timing and amount of specific sales is limited and any delay or failure to complete one or more transactions could have a material adverse effect on our business and could cause operating results to vary significantly from quarter-to-quarter.

Our products rely on intellectual property rights, and any failure by us to protect these rights could enable our competitors to market products with similar features that may reduce demand for our products, which would adversely affect our revenues.

     Although we seek to protect our shelter, decontamination systems and our other products through a combination of patent, trade secret, copyright, and trademark law, there is no guarantee that our methods of protecting our intellectual property rights in the United States or abroad will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technologies. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property rights as fully as those in the United States. If we are unable to protect our proprietary technology or that of our customers, our results of operations and any competitive advantage that we may have may be materially and adversely affected.

     We generally enter into confidentiality or other agreements with our employees, consultants, channels partners and other corporate partners, and do control access to our intellectual properties and the distribution of our proprietary information. These measures afford only limited protection and may prove to be inadequate. Others may develop technologies that are similar or superior to our technology or design around the intellectual properties we own or utilize.

     We expect that products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments grows and overlaps. We believe that our products do not employ technology that infringes any proprietary rights of third parties. Nevertheless, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights and there always is the chance that third parties may assert infringement claims against us. Consequently, third parties may claim that we infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

     o    be time-consuming to defend
     o    result in costly litigation
     o    divert our management's attention and resources
     o    cause product shipment delays
     o require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all

     A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or otherwise incurring significant additional expenses and we may be judged liable for significant damages.

Our products may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products, increase our cost of doing business and impede our growth.

         Our products may contain undetected defects or result in failures, which are not detected until after commercial distribution and use. Any of these defects or errors could be significant and could harm our business and ongoing results. Any significant defects or errors may result in:

     o    costly litigation
     o    diversion of management's attention and resources
     o    loss of sales
     o    delay in market acceptance of our products
     o    increase in our product development costs
     o    damage to our reputation

     In addition, the sale and support of our products may entail the risk of product liability or warranty claims based on personal injury and/or other damage incurred by our customers due to such errors or failures. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

Intense competition and consolidation in our industry could limit our ability to attract and retain customers.

     The market for our shelter, decontamination systems and our other products is intensely competitive, characterized by rapid technological change, evolving industry standards, changes in customer needs and preferences and is significantly affected by new product introductions and improvements. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and lower profit margins, either of which could materially and adversely affect our business, results of operations and financial condition.

     We expect to face increased competition in the future from our current competitors. In addition, new competitors or alliances among existing and future competitors may emerge and rapidly gain significant market share, many of which may possess significantly greater financial, marketing, technical, personnel and other resources.

     We need to expand both our direct and indirect our sales and distribution capabilities, and failure to do so could impede our growth.

     We need to substantially expand our direct and indirect sales and distribution efforts. We will seek to do this by developing strong business relationships with our strategic partners, both domestically and internationally, in order to increase market awareness and acceptance of our products. Additionally, we plan to expand our direct sales force through hiring additional sales personnel. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. Although we have recently limited the number of our third-party distributors in an effort to better manage these relationships, we also plan to expand our relationships with these distributors to further develop our sales channels. As we continue to develop our sales channels, we will need to manage potential conflicts. If we do not develop and maintain successful relationships with sales channel partners, we may be unable to attract and retain customers.

     We will continue to pursue business alliances with channel partners to endorse our products, create and design new products, provide customer support services, promote and resell products that integrate with our products and develop industry-specific products. These alliances provide an opportunity to license our products to our partners' installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for customer support services. A number of our competitors have stronger relationships with channel partners who, as a result, may be more likely to recommend our competitors' products. In addition, some of our competitors have relationships with a greater number of these indirect channel partners and, therefore, have access to a broader base of customers. If we are unable to establish, maintain, and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing and support of our products. Our efforts may not be as effective as these channel partners, which could significantly harm our operating results.

If we are unable to attract and retain key management and personnel, we may become unable to operate our business effectively.

     We depend to a significant degree on the skills, experience and efforts of our key executive officers and our employees, as well as members of our sales, administrative, technical and services personnel. Qualified personnel are in great demand throughout our industry, and our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team. The loss of the services of any executive officer or the failure to attract and retain the highly trained technical personnel that are integral to our sales, product development, service and support teams, could have a material adverse effect on our business.

Our growth strategy includes pursuing strategic acquisitions and investments that may not be successful.


     Our business strategy includes acquiring or making strategic investments in other companies with a view to expanding our portfolio of products, expanding into new markets, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may issue equity that would dilute our current shareholders' percentage ownership or incur debt or assume indebtedness. In addition, we may incur significant amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with our companies, businesses or technologies that we acquire. Acquisitions and strategic investments involve numerous risks, including:


     o difficulties in integrating the operations, technologies, personnel and products of the acquired companies

     o    diversion of management's attention from our core business

     o    potential difficulties in completing projects of the acquired company

     o    the potential loss of key employees of the acquired company

     o dependence on unfamiliar or relatively small suppliers and other partners

     In addition, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions.

We are subject to significant government regulation.

     The U.S. legal and regulatory environment governing our products is subject to constant change. Further changes in the regulatory environment relating to the marketing of our shelter, decontamination systems and our other products, that increase the administrative and operational costs associated with the marketing of our systems and other products or that increase the likelihood or scope of competition, could harm our business and financial results.

     The regulation of our shelter, decontamination systems and our other products outside the United States will vary by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with U.S. regulation as well as other risks.

There is currently only a limited public market for our Common Stock and our Common Stock is subject to significant price fluctuations.

     Our Common Stock is listed on the OTC Bulletin Board and historically there has only been a limited public market for our Common Stock. Unless and until our Common Stock is admitted for quotation on a national securities exchange or the NASDAQ Stock Market, it is unlikely that an active and orderly trading market will develop or be sustained. In addition, in the event our operating results fall below the expectations of public market analysts and investors, the market price of our Common Stock would likely be materially adversely affected.

     The trading price of our Common Stock is likely to be volatile and sporadic. The stock market in general, and the market for small cap companies in particular, has experienced extreme volatility in recent years. This volatility has often been unrelated to the operating performance of particular companies. Volatility in the market price of our Common Stock may prevent investors from being able to sell their Common Stock at or above the price such investors paid for their shares or at any price at all.

     The Securities and Exchange Commission has adopted so-called "penny stock" regulations which impose special sales practice requirements on broker/dealers who sell such securities to certain persons. Our Common Stock is a "penny stock" and thus is subject to these rules. Consequently, these rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our Common Stock to resell their shares in the secondary market.



ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

Principal  Plant.  The  Company  leases  space to house its  administrative  and
----------------
manufacturing activities. During 2002 the facility consisted of about 17,000 square feet, of which about one-fourth was finished and used as office space. In January and February, 2003, a move was made to a 63,000 square foot facility with 53,000 square feet of manufacturing space. The address of the facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

Investment Policies. The Company has made no investments in real property,  real
-------------------
property mortgages or other securities of or interests in persons primarily engaged in real estate activities in the preceding three years.

Description of Real Estate. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Pending  Proceedings.  There are no material pending legal  proceedings that are
--------------------
required to be described.

Pending  Government  proceedings.  The  Company  is not aware of any  pending or
--------------------------------
contemplated proceeding by a government authority in 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2002.


                                     PART II


ITEM 5. MARKET for COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

Market  Information.  The  Company's  Common  Stock is quoted on, and trades are
-------------------
executed through, the OTC Bulletin Board under the symbol "TVIN." The following table provides information on market prices for the periods indicated. Market prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions:

                                      2002

                1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
Low              .18       .18       .33        .43
High             .29       .41       .65       1.29


                                      2001

                1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
Low              .12       .11       .08        .18
High             .23       .17       .29        .45



Holders.  The Company  had an  estimated  1,500  holders of record of its Common
-------
Stock at the end of 2002. Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by the Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

Dividends. The holders of outstanding shares of our Common Stock are entitled to
---------
receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors from time to time may determine. There have been no dividends declared or paid on the Company's Common Stock during the previous two years. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company's Common Stock in the foreseeable future and no payment of any dividends is contemplated by the Company for the foreseeable future.


ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS.

     Management's Discussion and Analysis or Plan of Operation and other sections contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information or otherwise. See "FORWARD LOOKING STATEMENTS" and "DESCRIPTION OF BUSINESS - Risks Related to Our Business".


     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ending December 31, 2002 vs. Year Ending December 31, 2001( $ Thousands)

Net Sales.  Net Sales  increased  166% for the year ending  December 31, 2002 to
---------
$11,128 from the year ending December 31, 2001. The sales increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment. A large factor was the orders for Decontamination Systems from Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user, valued at more than $3,300. Additional state awards from Maine, Rhode Island, Delaware and South Carolina were also factors.

Gross Profit.  Gross Profit at 53% as a % of Net Sales was seventeen  percentage
------------
points higher for the year ending December 31, 2002 than the 36% for the year ending December 31, 2001.

Selling,  General,  and  Administrative.  Selling,  General,  and Administrative
--------------------------------------------------------------------------------
(SG&A) expense was $2,817 for the year ending December 31, 2002, an increase of 108% from the year ending December 31, 2001. The increase was a result primarily of an increase in employee related costs to support the sales growth. SG&A expense as a % of net sales decreased to 25% for the year ending December 31, 2002 from 32% from the year ending December 31, 2001.

Net Income.  Net income  increased  $2,968 for the year ending December 31, 2002
----------
from $105 for the year ending December 31, 2001. Net Income as a % of Revenue was 28% for the year ending December 31, 2002 as compared to 3% for the year ending December 31, 2001. Net Income benefited from the use of the Net Operating Loss carry forward incurred in prior years.

Year Ending December 31, 2001 vs. Year Ending December 31, 2000 ($ Thousands)

Net Sales.  Net Sales  increased  30% for the year ending  December  31, 2001 to
---------
$4,177 from the year ending December 31, 2000. The sales increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment.

Gross Profit.  Gross profit at 36% as a % of Revenue was ten  percentage  points
------------
lower for the year ending December 31, 2001 than the 46% for the year ending December 31, 2000. The $355 inventory write-off in 2001 was the major factor in the decline.

Selling,  General,  and  Administrative.  Selling,  General,  and Administrative
---------------------------------------
(SG&A) expense was $1,356 for the year ending December 31, 2001, an increase of 63% from the year ending December 31, 2000. The increase was a result primarily of an increase in R&D for thermal products, increased audit and accounting expenses, a change in vacation accrual policy, an increase in bonuses and slightly higher staffing levels associated with revenue increases.

Net Income.  Net income  decreased to $105 for the year ending December 31, 2001
----------
from $733 for the year ending December 31, 2000. Net Income as a % of Revenue was 3% for the year ending December 31, 2001 as compared to 23% for the year ending December 31, 2000. The primary factors in the reduction of net income were the $355 inventory write-off and the $523 increase in SG&A Expenses.

Liquidity and Capital Resources
-------------------------------
Working capital was $4,695 at December 31, 2002 , up from the $1,505 at December 31, 2001. Cash at December 31, 2002 was $1,615, an increase of 379% from
December 31, 2001. Accounts Receivable at December 31, 2002 was $2,964, an increase of 154% from December 31, 2001. The increase in Accounts Receivable was due to the increase in sales. Days Sales Outstanding at December 31, 2002 were 54, an improvement of 23 days from the prior year. Cash flow from operating activities for the year ending December 31, 2002 was $1,493 up from a loss of $186 for the year ending December 31, 2001. TVI paid off its promissory notes in August, 2002 and the balance of long and short term debt in October, 2002. In August, 2002, a line of credit of $600,000 was arranged with Bank of America. As of December 31, 2002 there were no borrowings against the line.

Known, Trends Events and Uncertainties
--------------------------------------
Prior to the events of 9/11 few people were thinking about chemical or biological defense initiatives. Now the realization that we must be prepared as a nation has been clearly been realized within the Public Safety marketplace. Increased funding by various public safety organizations such as fire departments, police departments, Hazmat first responders, and hospital safety organizations, has dramatically improved market conditions. There will be a limited window of opportunity to solidly establish ourselves in the marketplace. Improving our position in the market by improving our distribution channels will be a key focus for the coming year.

     TVI in 2002 has developed new products specifically designed for chemical and biological personal decontamination and event logistics. One such product is our new portable Isolation System. This system interfaces our rapidly deployable shelter with high efficiency filtration equipment to create an immediate clean air safe zone. New innovative products, such as portable isolation systems, along with our patented core product lines will position the Company for healthy growth in the coming year.

     With the increased demand for our products due to our unique position in the marketplace, we believe that the Company must also build infrastructure to provide the organization and systems to supply product to the marketplace.
During 2002 the Company added human resources in Sales, Sales Support, Manufacturing and Administration to provide necessary infrastructure to provide for growth. Manufacturing Systems will be upgraded to provide the financial and business processes we need to grow. We believe that this will provide a more robust operation, which will provide us the foundation to handle the expected growth in 2003.

     We believe that the Company has adequate production equipment to support its current level of operations. Several additional pieces of production equipment were acquired during 2002, and were paid for from operating funds. This equipment has resulted in increased financial performance. The Company will require additional investment in equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to purchase any such equipment from operating funds.

     There are no significant seasonal aspects to the Company's operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

                          INDEX TO FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



                                                                            Page

INDEPENDENT AUDITOR'S REPORT                                                  20
INDEPENDENT AUDITOR'S REPORT                                                  21

FINANCIAL STATEMENTS

Statements of Income                                                          23
Balance Sheets                                                                24
Statements of Cash Flows                                                      25
Statements of Stockholders' Equity                                         26-27

NOTES TO FINANCIAL                                                         28-39

STATEMENTS

Independent Auditor's Report



To the Board of Directors of
TVI Corporation
Glen Dale, Maryland


We have audited the accompanying Balance Sheet of TVI Corporation as of December 31, 2002 and the related Statements of Income, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TVI Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




ARONSON & COMPANY

Rockville, Maryland
January 29, 2003

Independent Auditor's Report



March 26, 2003

To the Board of Directors
TVI Corporation
7100 Holladay Tyler Road
Glenn Dale, MD  20769


This letter is to notify you that we consent to the inclusion of Gilliland & Associates, P.C. auditors' report on the financial statements of TVI Corporation for the year ended December 31, 2001, in the Annual Report on Form 10KSB that TVI Corporation expects to file on or about March 27, 2003 with the Securities and Exchange commission.



Gilliland & Associates, P.C.
Falls Church, VA  22043

To the Board of Directors of
TVI Corporation
7100 Holladay Tyler Road, Ste. 300
Glenn Dale, MD 20769


We have audited the accompanying balance sheets of TVI Corporation as of December 31, 2001, and the related statements of income and accumulated deficit, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TVI Corporation as of December 31, 2001 and the results of its operations, its changes in shareholders' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gilliland & Associates, P.C.
Falls Church, VA
March 29, 2002

TVI CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
(In thousands, except per share data)

                                                               2002        2001
                                                            --------------------

NET SALES                                                  $ 11,128    $  4,177


COST OF SALES                                                 5,239       2,667
                                                           --------------------

GROSS PROFIT                                                  5,889       1,510

SELLING,GENERAL AND  ADMINISTRATIVE EXPENSES                  2,817       1,356
                                                           --------------------

OPERATING INCOME                                              3,072         154
                                                           --------------------

OTHER INCOME (EXPENSE)
Interest income                                                   7           8
Interest expense                                                (11)        (27)
Loss on disposal of assets                                        0         (39)
Other income                                                      5           0
                                                           --------------------
Total other income(expense)                                       1         (58)
                                                           --------------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM             3,073          96

INCOME TAX EXPENSE                                             --          --
                                                           --------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                          3,073          96
Per Common share -2001-0.0038

EXTRAORDINARY ITEMS                                            --             9
Per Common share - 2001- 0.0003
                                                           --------------------

NET INCOME                                                 $  3,073    $    105
                                                           ====================


BASIC EARNINGS PER COMMON SHARE                            $ 0.1168    $ 0.0042
                                                           ====================
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   26,321      25,327
                                                           ====================

DILUTED EARNINGS PER COMMON SHARE                          $ 0.1077    $ 0.0040
                                                           ====================
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND EQUIVALENTS  OUTSTANDING                            28,546      27,330
                                                           ====================

The accompanying notes to the financial statements are an integral part of these financial statements.

TVI CORPORATION
BALANCE SHEETS
DECEMBER 31, 2002 and 2001
(In thousands)
                                                             2002        2001
                                                           --------------------
                                     Assets
CURRENT ASSETS
Cash and cash equivalents                                  $  1,615    $    337

Accounts receivable less allowance for                        2,964       1,165
doubtful accounts (2002-$109 2001-$0)

Inventories                                                     887         712

Notes receivable, plus accrued interest                        --            28

Prepaid Expenses & Other Current Assets                         111          24
                                                           --------------------
       Total Current Assets                                   5,577       2,266
                                                           --------------------

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment, net                              153         139
                                                           --------------------
                                                           --------------------

OTHER ASSETS

Patents, net                                                     88          61

Other Assets                                                     24          35
                                                           --------------------

      Net Other Assets                                          112          96
                                                           --------------------
TOTAL ASSETS                                               $  5,842    $  2,501
                                                           ====================

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes Payable and Accrued Interest                         $   --      $    192

Current Portion of Long Term Debt                              --             6

Accounts Payable-trade                                          580         350

Other accounts payable and accrued expenses                     302         213
                                                           --------------------
                                                           --------------------
     Total Current Liabilities
                                                                882         761


Long term debt, net of current portion                         --            10
                                                           --------------------
TOTAL LIABILITIES                                               882         771
                                                           --------------------

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred Stock
$1 par value; 1,200,000 shares authorized,
53,097 and 54,747 shares issued and outstanding
in 2002 and 2001, respectively                                   53          55
Common stock
$0.01 par value;45,000,000 shares authorized,
26,899,036 and 25,446,036
issued and outstanding in 2002 and 2001, respectively           269         254

Additional Paid- in-Capital                                  12,376      12,232

Accumulated Deficit                                          (7,738)    (10,811)
                                                           --------------------
TOTAL STOCKHOLDERS' EQUITY                                    4,960       1,730
                                                           --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  5,842    $  2,501
                                                           ====================
The accompanying notes to the financial statements are an integral part of these financial statements

TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES                          2002       2001
                                                             ------------------
Net Income                                                   $ 3,073    $   105

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                               54         36

      Loss on disposal of assets                                --           39

       Notes receivable write-off                                 28       --

      Stock compensation expense, Directors' fees                 69       --

      (Increase) decrease in accounts receivable              (1,799)      (708)

      (Increase) decrease in inventories                        (175)       108
      (Increase) decrease in prepaid expenses and other
current assets                                                   (67)        (9)

      (Increase) decrease in other assets                         (9)        (2)

       Increase (decrease) in accounts payable                   230        184

       Increase (decrease) in accrued expenses                    89         61
                                                             ------------------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,493       (186)
                                                             ------------------

CASH FLOWS FROM INVESTING ACTIVITIES


       Settlement of notes receivable and accrued interest      --           52

       Purchase of intangible assets                             (34)       (40)

       Purchase of property, plant and equipment                 (62)       (42)
                                                             ------------------

NET CASH USED IN INVESTING ACTIVITIES                            (96)       (30)
                                                             ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Repayment of notes payable                               (192)       (42)

       Issuance of common stock                                   88        124

       Principal payments on long-term debt                      (15)        (8)
                                                             ------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (119)        74
                                                             ------------------


NET INCREASE (DECREASE) IN CASH                                1,278       (142)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   337        479

                                                             ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 1,615    $   337
                                                             ==================

The accompanying notes to the financial statements are an integral part of these financial statements.





TVI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002 and 2001
(In thousands)
                                                                                          Additional Paid
                                                          Preferred Stock   Common Stock    in Capital
                                                          ---------------   ------------  ---------------

Balance December 31,2000                                        $60             $246           $12,112

4,821 shares of preferred stock converted to 9,642
common                                                          (5)                0                 5
shares.

Issuance of 250,000 shares of common stock for Board of                            3                30
Directors member retainers.

550,000  of common shares issued upon exercise of                                  5                85
options.


                                                        -------------------------------------------------
Balance December 31,2001                                        $55             $254           $12,232

525,000 of common shares issued upon exercise of                                   5                34
options by Board of Directors members.

425,000 of common shares issued upon exercise of                                   4                30
options.

250,000 of common shares issued upon exercise of                                   3                12
options by officers.

Issuance of 250,000 shares of common stock for Board                               3                 66
of Directors member retainers.

1,500 shares of preferred stock converted to 3,000
shares                                                          (2)                0                 2
of common stock.

                                                        -------------------------------------------------
Balance December 31,2002                                       $53              $269            $12,376
                                                        =================================================

Total common shares outstanding at 12-31-00             24,636,394
Total common shares outstanding at 12-31-01             25,446,036
Total common shares outstanding at 12-31-02             26,899,036

The accompanying notes to the financial statements are an integral part of these financial statements.




     TVI CORPORATION
     STATEMENTS OF STOCKHOLDERS' EQUITY
     For the Years Ended December 31, 2002 and 2001
     (In thousands)

                                                             Accumulated Deficit       Total Equity
                                                             -------------------       ------------

      Balance December 31,2000                                          $(10,916)           $1,502

     4,821 shares of preferred stock converted to 9,642
     common shares.                                                                            --


     Issuance of 250,000 shares of common stock for Board of Directors member retainers.

     550,000 common shares issued upon exercise of                                               90
     options.

     Net Income for 2001                                                     105                105

                                                             --------------------------------------
     Balance December 31,2001                                           $(10,811)            $1,730

     525,000 of common shares issued upon exercise of                                            39
     options by Board of Directors members.

     425,000 of common shares issued upon exercise of                                            34
     options.

     250,000 of common shares issued upon exercise of                                            15
     options by officers.

     Issuance of 250,000 shares of common stock for Board                                        69
     of Directors member retainers.

     1,500 shares of preferred stock converted to 3,000 shares                                --
     of common stock.

     Net Income for 2002                                                   3,073              3,073

                                                             --------------------------------------
     Balance December 31,2002                                            $(7,738)            $4,960
                                                             ======================================

The accompanying notes to the financial statements are an integral part of these financial statements.

                          Notes to Financial Statements
                     (In thousands, except per share data)


     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

     Organization.  TVI  Corporation  ("TVI" or the "Company") was  incorporated
     ------------
under the laws of Maryland on January 28, 1977. TVI Corporation is a leading supplier of:

     o Chemical/biological decontamination systems for the military, public health, and first response agencies,

     o    Rapidly deployed shelters for commercial and military applications,

     o    Thermal targets for military training and testing,

Products Offered
----------------
TVI designs, manufactures, and sells rapidly deployable integrated shelter systems to the commercial, government, and military market place. The core component of the product line is the rapidly deployable shelter, with its patented articulating frame. TVI also designed and manufactured the key components used with our shelters which are required to make integrated system for decontamination, command control, forensic investigation, disaster assistance, communication centers, patient isolation. In addition to shelters, we supply lighting, water heaters, air heaters, power generators, flooring, trailers, and air filtration units. Approximately 90% of revenues are from the shelter and decontamination shelter product line and 10% from thermal targets.

Accounting Principles
---------------------
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Revenue is recognized from sales when the risks and rewards of ownership pass to customers which may either be at the time of shipment, upon delivery or acceptance by the customer, according to the terms of sale. Sales discounts and allowances are recorded in the period in which the sale is recorded.

                          Notes to Financial Statements
                     (In thousands, except per share data)

Cash and Cash Equivalents
-------------------------
For purposes of financial statement presentation, the Company considers all liquid investments with initial maturities of ninety days or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
Management evaluates the collectibility of accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, a specific allowance against amounts due is recorded, and reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, management recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, historical experience and other currently available evidence.

Inventories
-----------
Inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method of valuation or market. Inventories consist primarily of raw material components and other equipment used in the manufacture of shelter systems and thermal targets.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment placed in service, are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes.

Impairment of Long-Lived Assets
-------------------------------
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

Patents
-------
Costs incurred in filing patent applications have been capitalized and are amortized on a straight-line basis over their estimated useful lives.

                          Notes to Financial Statements
                     (In thousands, except per share data)


Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes and loans payable, and accrued expense obligations approximate fair value due to the short term nature of their underlying terms.

Research and Product Development Costs
--------------------------------------
Research and product development expenditures are charged to operations as incurred. During 2002 and 2001, $18 thousand and $56 thousand, respectively, were expensed.

Advertising Costs
-----------------
The Company expenses advertising costs as incurred. During 2002 and 2001, $138 thousand and $109 thousand, respectively, were expensed.

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management's opinion, it is more likely than not that the asset will not be realized.

Stock Compensation
------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                          Notes to Financial Statements
                     (In thousands, except per share data)

                                                                                          2002              2001
                                                                                    ---------------  --------------

Net income as reported                                                              $  3,073         $    105

Add: stock based compensation included in net income as reported,
    net of related tax effects                                                               --               --

Deduct: stock based compensation determined under fair value based
    methods forall awards, net of related tax effects                                          (10)              (9)
                                                                                    --------------   --------------

Proforma net income                                                                 $  3,063         $     96
                                                                                    ==============   ==============

Net income per common share as reported:

Basic                                                                               $       0.1168           0.0042
                                                                                    ==============   ==============

Diluted                                                                             $       0.1077           0.0040
                                                                                    ==============   ==============

Proforma net income per common share:

Basic                                                                               $       0.1164           0.0038
                                                                                    ==============   ==============

Diluted                                                                             $       0.1073           0.0035
                                                                                    ==============   ==============

Earnings Per Share
------------------
Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock.

Reclassifications
-----------------
Certain  reclassifications  have been made in the 2001  financial  statements to
conform  to  the   classifications  in  the  2002  financial   statements.   The
reclassifications had no impact on the Company's net income.

                          Notes to Financial Statements
                     (In thousands, except per share data)

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections": The portion of this Statement applicable to FASB Statement No. 4, applies to fiscal years beginning after May 15, 2002. The other elements of the Statement became applicable during 2002. The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating. Management does not believe that this Statement will have any impact on our financial statements when adopted.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities": This Statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date an entity made a commitment to an exit plan. SFAS No. 146 concludes that mere commitment to a plan, by itself, does not create an obligation to others that meets the definition of a liability. This Statement describes the costs to exit an activity and when a liability for those costs should be recognized. This Statement is applicable to exit or disposal activities initiated after December 31, 2002. The Company does not believe that this Statement will have any impact on our financial statements when adopted.

Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions": This Statement clarifies the accounting for financial institutions as a result of the new standards issued for business combinations. This Standard is not expected to have any effect on the Company's accounting practices or financial reporting since the Company's activities do not involve those of financial institutions.

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others": This Interpretation supersedes FASB Interpretation No. 34 and requires a guarantor to recognize a liability for a non-contingent guarantee based upon the fair value of the guarantee. The Interpretation requires specific disclosures for guarantees, including product warranties, and indirect guarantees. This Interpretation is applicable to guarantees issued or modified after December 31, 2002. The Company does not believe that this Statement will have any impact on the financial statements when adopted.

Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities": This Interpretation is not expected to have any effect on the Company's accounting practices or financial reporting since its activities do not include investments in such entities.

                          Notes to Financial Statements
                     (In thousands, except per share data)



2.  Inventories
    -----------

Inventories as of December 31, 2002 and 2001, consists of:

-------------------------------------------------
                           2002         2001
                           ----         ----
-------------------------------------------------
-------------------------------------------------
  Finished Goods          $  15        $ 106
-------------------------------------------------
  Work in Progress        $  71        $  21
-------------------------------------------------
  Raw Materials           $ 734        $ 532
-------------------------------------------------
  Other                   $  67        $  53
-------------------------------------------------
-------------------------------------------------
  Total                   $ 887        $ 712
-------------------------------------------------

Other inventories consist of field service, demonstration and other sales support inventory.

During the years ended December 31,2002 and 2001, the Company wrote down certain raw material inventory to its estimated net realizable value, resulting in a charge to cost of sales of $205 thousand and $355 thousand, respectively.

3. Property, Plant and Equipment
   -----------------------------

Property, plant and equipment as of December 31, 2002 and 2001, consists of:

--------------------------------------------------------------------
                                       Years     2002      2001
                                       -----     ----      ----
--------------------------------------------------------------------
--------------------------------------------------------------------
  Furniture and fixtures               7 yrs    $  13     $  13
--------------------------------------------------------------------
  Motor Vehicles                       5 yrs    $  28     $  20
--------------------------------------------------------------------
  Plant machinery and equipment        7 yrs    $ 364     $ 311
--------------------------------------------------------------------
                                                $ 405     $ 344
--------------------------------------------------------------------
--------------------------------------------------------------------
  Less: accumulated depreciation               ($ 252)   ($ 205)
--------------------------------------------------------------------
--------------------------------------------------------------------
Net Property, Plant and Equipment               $ 153     $ 139
--------------------------------------------------------------------

Depreciation expense charged to operations was $48 thousand in 2002 and $31 thousand in 2001.

4. Patents
   -------

Patents as of December 31, 2002 and 2001, consists of:

------------------------------------------------------
                                   2002      2001
                                   ----      ----
------------------------------------------------------
------------------------------------------------------
  Patents, at cost                $ 106      $   3
------------------------------------------------------
  Less: amortization             ($  18)    ($  12)
------------------------------------------------------
------------------------------------------------------
  Net Patents                     $  88      $  61
------------------------------------------------------

Amortization expense charged to operations was $6 thousand in 2002 and $5 thousand in 2001.

                          Notes to Financial Statements
                     (In thousands, except per share data)

5. Other accounts payable and accrued expenses
   -------------------------------------------

Other accounts payable and accrued expenses as of December 31, 2002 and 2001, consists of:

----------------------------------------------------------
                                      2002        2001
                                      ----        ----
----------------------------------------------------------
----------------------------------------------------------
  Accrued Salaries                   $  43       $  26
----------------------------------------------------------
  Accrued Leave                      $  48       $  22
----------------------------------------------------------
  Accrued professional expenses      $  29       $  60
----------------------------------------------------------
  Accrued commissions and bonuses    $ 135       $  44
----------------------------------------------------------
  Accrued expenses -suppliers        $  41        --
----------------------------------------------------------
  Accrued interest                    --         $  41
----------------------------------------------------------
  Accrued -other                     $   6       $  20
----------------------------------------------------------
----------------------------------------------------------
  Total                              $ 302       $ 213
----------------------------------------------------------

6. Long-term debt
   --------------

Long-term debt as of December 31, 2002 and 2001, consists of:

----------------------------------------------------------
                                     2002        2001
                                     ----        ----
----------------------------------------------------------
----------------------------------------------------------
  Notes payable - Vehicle            $  0         $  9
----------------------------------------------------------
  Pre-petition taxes                 $  0         $  7
----------------------------------------------------------
  Less: current maturities           $  0         $ (6)
----------------------------------------------------------
----------------------------------------------------------
  Total long-term obligations        $  0         $ 10
----------------------------------------------------------

The motor vehicle note with Ford Credit Corporation, was payable over sixty (60) months with an APR (annual percentage rate) of 5.9 %. The note was retired in October 2002.

7. Notes Payable and Line of Credit
   --------------------------------

Notes payable at December 31, 2001, consisted of promissory notes with an interest rate of 10%, payable semi-annually on December 15 and June 15. The principal balance of the notes plus accrued interest was paid in August 2002.

At December 31, 2002, the Company had available a $600 thousand revolving line of credit that expires on August 28,2003. The line of credit is secured by all accounts receivable. Borrowings under the credit facility bear interest at the bank's prime rate plus .25% per annum. As of December 31, 2002, there were no borrowings outstanding under this line of credit.

                          Notes to Financial Statements
                     (In thousands, except per share data)

8. Stockholders' Equity
   --------------------
Common stock

The  Company  issued  250,000   restricted  common  shares  in  2002  and  2001,
respectively, to its Directors for fees. The fair market value of these shares at the date of grant in 2002 and 2001 was $69,002 and $34,000, respectively.

Preferred Stock

Preferred stock is convertible to common stock at the rate of 1 to 2 and the following conversions took place during the respective years:-

----------------------------------------------------------------
                                           2002         2001
                                           ----         ----
----------------------------------------------------------------
----------------------------------------------------------------
  Opening-balance                          $ 55         $ 60
----------------------------------------------------------------
  Conversion to common stock              ($  2)       ($  5)
----------------------------------------------------------------
  Closing-balance                          $ 53         $ 55
----------------------------------------------------------------

Preferred stock holders exercised their conversion rights as follows, 2002-1,500 shares and 2001-4,821 shares.

9. Commitments
   -----------
Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through March 31,2008. Certain of these leases are subject to escalation clauses. The following is a schedule by years of the approximatefuture minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2002:


-----------------------------------------------------
Year ending December 31
-----------------------------------------------------
-----------------------------------------------------
            2003                          $   311
-----------------------------------------------------
            2004                          $   343
-----------------------------------------------------
            2005                          $   347
-----------------------------------------------------
            2006                          $   343
-----------------------------------------------------
            2007                          $   349
-----------------------------------------------------
        Over 5 years                      $   118
-----------------------------------------------------
Total minimum lease obligations           $ 1,811
-----------------------------------------------------

Total rental expense under all leases charged to operations for the years ended December 31, 2002 and 2001 totaled $88 thousand and $82 thousand, respectively.

                          Notes to Financial Statements
                     (In thousands, except per share data)

10. Income Taxes
    ------------
Income tax expense reconciled to the tax computed at statutory rates is as follows:

--------------------------------------------------------------------------------
                                                         2002         2001
                                                         ----         ----
--------------------------------------------------------------------------------
Federal taxes at statutory rates                        $ 1,045    $    36
--------------------------------------------------------------------------------
State income taxes, net of federal benefit              $   142    $     5
--------------------------------------------------------------------------------
Change in valuation allowance                           $(1,197)   $   (78)
--------------------------------------------------------------------------------
Other                                                   $    10    $    37
                                                        =======    =======
--------------------------------------------------------------------------------
Provision for income taxes                              $     0    $     0
                                                        =======    =======
--------------------------------------------------------------------------------


The components of the deferred tax asset at December 31, 2002 and 2001, are as follows:

--------------------------------------------------------------------------------
Deferred tax assets (liabilities)
--------------------------------------------------------------------------------
         Net operating loss carryforward                $ 1,249    $ 2,564
--------------------------------------------------------------------------------
         Depreciation differences                       $   (22)   $   (18)
--------------------------------------------------------------------------------
         Vacation pay differences                       $    10    $     9
--------------------------------------------------------------------------------
         Inventory allowance for obsolescence           $    79       --
--------------------------------------------------------------------------------
         Allowance for doubtful accounts                $    42       --
                                                        =======    =======
--------------------------------------------------------------------------------
                                                        $ 1,358    $ 2,555
--------------------------------------------------------------------------------
Valuation allowance                                     $(1,358)   $(2,555)
                                                        =======    =======
--------------------------------------------------------------------------------
Net deferred tax asset                                  $     0    $     0
                                                        =======    =======
--------------------------------------------------------------------------------

The following is a summary of the net operating loss carryforwards available at December 31, 2002:

                                              ----------------------------------
                                              Year of
                                              Expiration                  Amount
                                              ----------------------------------
                                                 2009                     $  373
                                              ----------------------------------
                                                 2010                     $2,631
                                              ----------------------------------
                                                 2011                     $   86
                                              ----------------------------------
                                                 2012                     $    3
                                              ----------------------------------
                                                 2018                     $  140
                                              ----------------------------------
                                              ----------------------------------
                                                                          $3,233
                                              ----------------------------------
11.  Extraordinary Item
     ------------------
In 2001, $9 thousand of extraordinary income was recognized upon the settlement for $42 thousand of 3 notes payable and accrued interest totaling $51 thousand.

                          Notes to Financial Statements
                     (In thousands, except per share data)


12.  Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------
The Company paid the following for interest and income taxes during the years ended December 31, 2002 and 2001.

----------------------------------------------------------------
                         2002              2001
                         ----              ----
----------------------------------------------------------------

----------------------------------------------------------------
Interest                  $84               $27
----------------------------------------------------------------
Income Taxes              $ 0               $ 0
----------------------------------------------------------------
----------------------------------------------------------------

13.  Stock Option Plans
     ------------------
The Company has stock option plans for directors, officers and employees, that provide for non- qualified and incentive stock options. At December 31, 2002, up to 6,000,000 shares of the Company's common stock may be granted under its Amended and Restated 1998 Stock Option Plan and 612,667 shares are available for issuance under the plan. During 2002, the Board of Directors amended the 1998 Plan to increase the total number of shares available for issuance under the plan to 10,000,000 shares. This increase is subject to stockholder approval. The 1998 Plan expires on May 7, 2008. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Board. Options granted generally vest over a period of three to five years. No compensation expense has been recognized for options issued under the plans for the years ended December 31, 2002 or 2001.

The Company has granted to directors, officers and key employees options to purchase its common stock. 749,000 options were granted in 2002. 250,000 were to directors and the remainder to employees. The options were exercisable at prices ranging from $.21 to $.625 per share. At December 31, 2002 there were 2,909,000 options outstanding with an average exercise price of $.167 per share and 2,524,728 were exercisable.

A summary of the activity by year under the option plan follows:

                          Notes to Financial Statements
                     (In thousands, except per share data)

                              Stock Option Activity

                                                                        Weighted
                                                    Option              Average
                                      Number        Price Per           Option
                                      of Shares     Share Range         Price


Outstanding at December 31,2000       3,445,000      0.05-0.133          0.089
Granted                                 890,000      0.11-0.133          0.123
Exercised                              (550,000)     0.05-0.11           0.074

Canceled or expired                     (15,000)           0.133         0.133

Outstanding at December 31,2001       3,770,000      0.05-0.133          0.097
Granted                                 749,000      0.21-0.625          0.338
Exercised                            (1,200,000)     0.05-0.115          0.074
Canceled or expired                    (410,000)     0.08-0.237          0.129
Outstanding at December 31,2002       2,909,000      0.075-0.625         0.167

The following table summarizes the pro forma effect on net income if compensation expense had been recognized for stock options under the fair value method using the Black-Scholes option-pricing model to value the options. The related assumptions are as follows:


                                                                Weighted Avg.
                   Dividend  Expected    Interest  Expected     Fair Value
                   Yield     Volatility  Rate      Option Term  Of 1 Option
                   ----------------------------------------------------------

  2002                  0          10%        1.6%      2 Years         $0.01

  2001                  0          19%        3.1%      2 Years         $0.01

                          Notes to Financial Statements
                     (In thousands, except per share data)

14. Concentration of Credit Risk
    ----------------------------
The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2002 and 2001, the corporation's uninsured cash balances totaled $1,400 thousand and $115 thousand, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

15. Significant Customers
    ---------------------
Sales for the years ended December 31, 2002 and 2001 included approximately $3,600 thousand and $800 thousand, respectively, to the Company's largest customer in each year. These sales represented 33% and 18% of total sales for the years ended December 31,2002 and 2001 respectively.

16. Legal Matters
    -------------
The  Company  has  been  sued  in  U.S.  District  Court  for  the  District  of
Massachusetts by Emergency Response Technologies ("ERT), a division of University Rubber Co. The plaintiff alleges that the Company breached a Sales Service Agreement under which it was to pay sales commissions to ERT if the Company made certain sales to certain attendees of a March, 2002 ERT-sponsored seminar. The Company intends to contest this matter and does not believe that this will result in a material adjustment to the financial statements. There are no other pending legal proceedings.

17. Subsequent Events
    -----------------
On January 22, 2003, the Company relocated its administration and production functions to a new facility. Such movement resulted in an amendment to the office and warehouse lease whose term was extended to March 31, 2008. (See Note
9)

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
(a) Independent Accountants. Upon the recommendation of the Audit Committee of the Board of Directors of TVI Corporation (TVI), TVI's Board of Directors on August 14, 2002 decided to dismiss the Registrant's independent public accountant. Aronson & Company is the new independent public accountant, succeeding Gilliland & Associates. Gilliland & Associates' reports on the Registrant's financial statements for the past two fiscal years ending December 31, 2001 and December 31,2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the two most recent fiscal years ending December 31, 2001 and December 31, 2000, and the subsequent period through the date of cessation of the relationship with Gilliland & Associates, there have been no disagreements with Gilliland & Associates on any matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Gilliland & Associates, would have caused Gilliland & Associates to make reference to the subject matter of the disagreement(s) in connection with its report on the Registrant's financial statements.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
        ------------------------------------------------------------
The information required by Item 9 of the Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Nominees for Directors" in the proxy statement.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------
The information required by Item 10 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Executive Compensation" in the proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
The information required by Item 11 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
The information required by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" in the proxy statement.


ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K
         ---------------------------------------
(a) Exhibits

 Exhibit Number      Exhibit Description

3.1            Articles of Incorporation of the Company, as amended and restated

3.2            Bylaws of the Company, as amended

4.1            Specimen Common Stock  Certificate  (incorporated by reference to
               Exhibit 4.1 to Registration Statement on Form S-4, File No. 33-15029)

10.1           Amended And Restated 1998 Incentive Stock Option Plan

10.2 January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy

16             Letter from Gilliland & Associates

22             Subsidiaries of the Registrant

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3           Audit Committee Charter


(b) Reports on Form 8-K

On August 28, 2002 and as amended on each of September 9, 2002 and September 20, 2002 the Company filed a Current Report on Form 8-K announcing a change in its certifying accountant. Upon the recommendation of the Audit Committee of the Board of Directors, the Board of Directors on August 14, 2002 decided to dismiss the Company's independent public accountant. Aronson & Company is the new independent public accountant, succeeding Gilliland & Associates.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------



(a)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and President and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)      Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized.


                                            TVI CORPORATION


Date: March 28, 2003                                 /s/ RICHARD V. PRIDDY
                                                     ---------------------------
                                                         RICHARD V. PRIDDY,
                                                         Chief Executive Officer

Date: March 28, 2003                                 /s/ THOMAS K. PLUNKETT
                                                     ---------------------------
                                                         THOMAS K. PLUNKETT,
                                                         Vice President Finance

Date: March 28, 2003                                 /s/ JOSEPH J. BORKOSKI
                                                     ---------------------------
                                                         JOSEPH J. BORKOSKI,
                                                         Director

Date: March 28, 2003                                 /s/ JOSEPH J. DUFFY
                                                     ---------------------------
                                                         JOSEPH J. DUFFY,
                                                         Director

Date: March 28, 2003                                 /s/ MARK N. HAMMOND
                                                     ---------------------------
                                                         MARK N. HAMMOND,
                                                         Director

Date: March 28, 2003                                 /s/ STEPHEN A. DAY
                                                     ---------------------------
                                                         STEPHEN A. DAY,
                                                         Director

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Richard V. Priddy, certify that:

     1. I have reviewed this annual report on Form 10-KSB of TVI Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                             /s/ RICHARD V. PRIDDY
                                                  ------------------------------
                                                  Name: Richard V. Priddy
                                                  Title: Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas K. Plunkett , certify that:

     1. I have reviewed this annual report on Form 10-KSB of TVI Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                  /s/ THOMAS K. PLUNKETT
                                       -----------------------------------------
                                       Name: Thomas K. Plunkett
                                       Title: Vice President Finance & Treasurer

                                  EXHIBIT INDEX

                                                                      Sequential
Number                            Description                        Page Number

 3.1 Articles of Incorporation of the Company, as amended and restated

 3.2   Bylaws of the Company, as amended

 4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4, File No. 33-15029)*

 10.1  Amended And Restated 1998 Incentive Stock Option Plan

 10.2  January  31,  2003  Employment  Agreement  between  TVI
       Corporation and Richard V. Priddy

 16 Letter from Gilliland & Associates (incorporated by reference to Exhibit 16.1 to the Registrant's Form
       8-K/A, filed on September 9, 2003)*

 22    Subsidiaries of the Registrant

 99.1  Certification   Pursuant   to   Section   906   of  the
       Sarbanes-Oxley Act of 2002

 99.2  Certification   Pursuant   to   Section   906   of  the
       Sarbanes-Oxley Act of 2002

 99.3  Audit Committee Charter

  ---------------
* Previously filed; incorporated herein by reference.