Form 10KSB/A
period 2002-12-31
TVI CORP
filed 2003-05-15
CIK 352079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                EXPLANATORY NOTE

This Form 10-KSB/A No. 1 is filed to amend TVI Corporation's Form 10-KSB for the year ended December 31, 2002 to include restated financial statements and to amend and restate each item of TVI Corporation's Annual Report on Form 10-KSB which has been affected by the financial statement restatement. The restatement is described under the heading "MD&A - Restatement of Financial Statements" included herein in Item 6 of Part II and in Footnote 18 of TVI Corporation's consolidated financial statements and related notes, included herein as Item 7 of Part II. The items of TVI Corporation's Form 10-KSB for the year ended December 31, 2002 which are amended and restated in their entireties herein are:
Part II, Item 7 - Financial Statements, Part II, Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part IV - Other Information,. Except as described in this Explanatory Note, this Form 10-KSB/A No. 1 does not otherwise modify the disclosures in TVI
Corporation's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS



PART II  -  FINANCIAL INFORMATION                                           Page
                                                                            ----

         Safe Harbor Statement                                                1

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 7.  Financial Statements and Report


         CERTIFICATIONS


PART IV  -  OTHER INFORMATION

Item 13.  Exhibits and Reports on Form 8-K

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ending December 31, 2002 vs. Year Ending December 31, 2001( $ Thousands)

Restatement of Financial Statements. As of December 31,2002, the Company has a deferred tax asset in the amount of $1,358,000 against which a valuation allowance was provided for the entire asset amount.

Subsequent to the filing of the Company's annual report for 2002, and following a very strong first quarter, management has decided that it is more likely than not the entire amount of the deferred tax asset would be recovered. Accordingly, the Company has filed an amended 10-KSB with the Securities and Exchange Commission for 2002 to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of operations for 2002 of $1,358,000. The deferred tax asset consists primarily of the net operating loss carryforwards the Company may use to offset income taxes. As a result, full year 2002 net income has been increased by $1,358,000 to $4,430,452. As of December 31, 2002, TVI had net operating loss carryforwards($1,249,000 tax-effected) and other deferred tax assets ($109,000 tax-effected). The majority of the loss carryforwards expire after the year 2009.

Net Sales. Net Sales increased 166% for the year ending December 31, 2002 to $11,128 from the year ending December 31, 2001. The sales increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment. A large factor was the orders for Decontamination Systems from Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user, valued at more than $3,300. Additional state awards from Maine, Rhode Island, Delaware and South Carolina were also factors.

Gross Profit. Gross Profit at 53% as a % of Net Sales was seventeen percentage points higher for the year ending December 31, 2002 than the 36% for the year ending December 31, 2001.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $2,817 for the year ending December 31, 2002, an increase of 108% from the year ending December 31, 2001. The increase was a result primarily of an increase in employee related costs to support the sales growth. SG&A expense as a % of net sales decreased to 25% for the year ending December 31, 2002 from 32% from the year ending December 31, 2001.

Income Tax. A benefit from income taxes of $1,358 was recorded at December 31, 2002. See Note 18 for a detailed explanation. The net effect of this is an increase in net income of $1,358 in 2002.

Net Income. Net income increased $4,326 for the year ending December 31, 2002 from $105 for the year ending December 31, 2001. Net Income as a % of Revenue was 40% for the year ending December 31, 2002 as compared to 3% for the year ending December 31, 2001. Net Income benefited from increased net sales volume, from economies of scale related to volume increases, the change in product mix and from the recognition of the $1,358 deferred tax asset.

Year Ending December 31, 2001 vs. Year Ending December 31, 2000 ($ Thousands)

Net Sales. Net Sales increased 30% for the year ending December 31, 2001 to $4,177 from the year ending December 31, 2000. The sales increase was primarily attributable to federal, state and municipal government agency awards for decontamination equipment.

Gross Profit. Gross profit at 36% as a % of Revenue was ten percentage points lower for the year ending December 31, 2001 than the 46% for the year ending December 31, 2000. The $355 inventory write-off in 2001 was the major factor in the decline.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $1,356 for the year ending December 31, 2001, an increase of 63% from the year ending December 31, 2000. The increase was a result primarily of an increase in R&D for thermal products, increased audit and accounting expenses, a change in vacation accrual policy, an increase in bonuses and slightly higher staffing levels associated with revenue increases.

Net Income. Net income decreased to $105 for the year ending December 31, 2001 from $733 for the year ending December 31, 2000. Net Income as a % of Revenue was 3% for the year ending December 31, 2001 as compared to 23% for the year ending December 31, 2000. The primary factors in the reduction of net income were the $355 inventory write-off and the $523 increase in SG&A Expenses.

Liquidity and Capital Resources

Working capital was $6,053 at December 31, 2002 , up from the $1,505 at December 31, 2001. Cash at December 31, 2002 was $1,615, an increase of 379% from
December 31, 2001. Accounts Receivable at December 31, 2002 was $2,964, an increase of 154% from December 31, 2001. The increase in Accounts Receivable was due to the increase in sales. Days Sales Outstanding at December 31, 2002 were 54, an improvement of 23 days from the prior year. The deferred tax asset at December 31, 2002 was $1,358. Cash flow from operating activities for the year ending December 31, 2002 was $1,493 up from a loss of $186 for the year ending December 31, 2001. TVI paid off its promissory notes in August, 2002 and the balance of long and short term debt in October, 2002. In August, 2002, a line of credit of $600,000 was arranged with Bank of America. As of December 31, 2002 there were no borrowings against the line.

                         PART II - FINANCIAL INFORMATION

Item 7.    Financial Statements.


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




ARONSON & COMPANY

Rockville, Maryland
January 29, 2003, except as to Note 18 which is as of May 13, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TVI Corporation as of December 31, 2001, and the results of its operations, its changes in shareholders' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gilliland & Associates, P.C.
Falls Church, VA
March 29, 2002


TVI CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
(In thousands, except per share data)
                                                               Restated
                                                                   2002          2001
                                                             ----------    ----------

NET SALES                                                    $   11,128    $    4,177


COST OF SALES                                                     5,239         2,667
                                                             ----------    ----------

GROSS PROFIT
                                                                  5,889         1,510

SELLING,GENERAL AND  ADMINISTRATIVE EXPENSES                      2,817         1,356
                                                             ----------    ----------

OPERATING INCOME
                                                                  3,072           154
                                                             ----------    ----------

OTHER INCOME (EXPENSE)
Interest income                                                       7             8
Interest expense                                                    (11)          (27)
Loss on disposal of assets                                            0           (39)
Other income                                                          5             0
                                                             ----------    ----------
Total other income(expense)
                                                                      1           (58)
                                                             ----------    ----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
                                                                  3,073            96

BENEFIT FROM INCOME TAXES, DEFERRED
                                                                 (1,358)         --
                                                             ----------    ----------
NET INCOME BEFORE EXTRAORDINARY ITEM
                                                                  4,431            96
Per Common share -2001-0.0038

EXTRAORDINARY ITEMS
                                                                   --               9
Per Common share - 2001- 0.0003
                                                             ----------    ----------

NET INCOME                                                   $    4,431    $      105
                                                             ==========    ==========


BASIC EARNINGS PER COMMON SHARE                              $   0.1683    $   0.0042
                                                             ==========    ==========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       26,321        25,327
                                                             ==========    ==========

DILUTED EARNINGS PER COMMON SHARE                            $   0.1552    $   0.0040
                                                             ==========    ==========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND EQUIVALENTS  OUTSTANDING                                28,546        27,330
                                                             ==========    ==========

The accompanying notes to the financial statements are an integral part of these financial statements.

TVI CORPORATION
BALANCE SHEETS
DECEMBER 31, 2002 and 2001
(In thousands)                                             Restated
                                                               2002        2001
                                                           --------    --------
Assets
CURRENT ASSETS
Cash and cash equivalents                                  $  1,615    $    337

Accounts receivable less allowance for doubtful accounts      2,964       1,165
(2002-$ 109 2001-$0)
Inventories                                                     887         712
Notes receivable, plus accrued interest                        --            28
Deferred Income Taxes                                         1,358        --
Prepaid Expenses & Other Current Assets                         111          24
                                                           --------    --------
       Total Current Assets                                   6,935       2,266
                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment, net                              153         139
                                                           --------    --------
OTHER ASSETS
Patents, net                                                     88          61
Other Assets                                                     24          35
                                                           --------    --------

      Net Other Assets                                          112          96
                                                           --------    --------
TOTAL ASSETS                                               $  7,200    $  2,501
                                                           ========    ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable and Accrued Interest                         $   --      $    192
Current Portion of Long Term Debt                              --             6
Accounts Payable-trade                                          580         350
Other accounts payable and accrued expenses                     302         213
                                                           --------    --------
Total Current Liabilities                                       882         761
                                                           --------    --------

Long term debt, net of current portion                         --            10
                                                           --------    --------
TOTAL LIABILITIES                                               882         771
                                                           --------    --------
COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred Stock
$1 par value; 1,200,000 shares authorized,
53,097 and 54,747 shares issued and outstanding
in 2002 and 2001, respectively                                   53          55
Common stock
$0.01 par value;45,000,000 shares authorized,
26,899,036 and 25,446,036
issued and outstanding in 2002 and 2001, respectively           269         254

Additional Paid- in-Capital                                  12,376      12,232

Accumulated Deficit                                          (6,380)    (10,811)
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                    6,318       1,730
                                                           --------    --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  7,200    $  2,501
                                                           ========    ========

The accompanying notes to the financial statements are an integral part of these financial statements.



TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
(In thousands)
                                                              Restated
CASH FLOWS FROM OPERATING ACTIVITIES                              2002         2001
                                                             ---------    ---------

Net Income                                                   $   4,431    $     105

Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                 54           36
      Benefit from income taxes, deferred                       (1,358)        --
      Loss on disposal of assets                                  --             39
       Notes receivable write-off                                   28         --
      Stock compensation expense, Directors' fees                   69         --
      (Increase) decrease in accounts receivable                (1,799)        (708)
      (Increase) decrease in inventories                          (175)         108
      (Increase) decrease in prepaid expenses and other
       current assets                                              (67)          (9)
      (Increase) decrease in other assets                           (9)          (2)
       Increase (decrease) in accounts payable                     230          184
       Increase (decrease) in accrued expenses                      89           61
                                                             ---------    ---------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              1,493         (186)
                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES


       Settlement of notes receivable and accrued interest        --             52
       Purchase of intangible assets                               (34)         (40)
       Purchase of property, plant and equipment                   (62)         (42)
                                                             ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                              (96)         (30)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of notes payable                                 (192)         (42)
       Issuance of common stock                                     88          124
       Principal payments on long-term debt                        (15)          (8)
                                                             ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (119)          74
                                                             ---------    ---------


NET INCREASE (DECREASE) IN CASH                                  1,278         (142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     337          479
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   1,615    $     337
                                                             =========    =========

The accompanying notes to the financial statements are an integral part of these financial statements.


TVI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002 Restated and 2001
(In thousands)

                                                          Preferred Stock     Common Stock     Additional Paid in Capital
                                                          ---------------------------------------------------------------
Balance December 31,2000                                     $         60       $        246         $             12,112

4,821 shares of preferred stock converted to 9,642
common shares                                                          (5)                 0                            5

Issuance of 250,000 shares of common stock for Board of                                    3                           30
Directors member retainers

550,000 of common shares issued upon exercise of                                           5                           85
options
                                                          ---------------------------------------------------------------
Balance December 31,2001                                     $         55       $        254         $             12,232

525,000 of common shares issued upon exercise of                                           5                           34
options by Board of Directors members

425,000 of common shares issued upon exercise of                                           4                           30
options

250,000 of common shares issued upon exercise of                                           3                           12
options by officers

Issuance of 250,000 shares of common stock for Board                                       3                           66
of Directors member retainers

1,500 shares of preferred stock converted to 3,000
shares  of common stock                                                (2)                 0                            2
                                                          ---------------------------------------------------------------
Balance December 31,2002                                     $         53       $        269         $             12,376
                                                          ===============================================================

Total common shares outstanding at 12-31-00                    24,636,394
Total common shares outstanding at 12-31-01                    25,446,036
Total common shares outstanding at 12-31-02                    26,899,036

The accompanying notes to the financial statements are an integral part of these financial statements.


TVI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002 Restated and 2001
(In thousands)
                                                                           Restated
                                                   Accumulated Deficit   Total Equity
                                                   ----------------------------------
 Balance December 31,2000                               $(10,916)         $  1,502

4,821 shares of preferred stock converted to 9,642
common shares                                                                 --

Issuance of  250,000 shares of common stock for Board
of Directors member retainers                                                   34

550,000 common shares issued upon exercise of                                   90
options

Net Income for 2001                                          105               105
                                                   ----------------------------------
Balance December 31,2001                                $(10,811)         $  1,730

525,000 of common shares issued upon exercise of                                39
options by Board of Directors members

425,000 of common shares issued upon exercise of                                34
options

250,000 of common shares issued upon exercise of                                15
options by officers

Issuance of 250,000 shares of common stock for Board                            69
of Directors member retainers

1,500 shares of preferred stock converted to 3,000
shares of common stock                                                         --


Net Income for 2002                                        4,431             4,431
                                                   ----------------------------------
Balance December 31,2002                                $ (6,380)         $  6,318
                                                   ==================================

The accompanying notes to the financial statements are an integral part of these financial statements.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization. TVI Corporation ("TVI" or the "Company") was incorporated under the laws of Maryland on January 28, 1977. TVI Corporation is a leading supplier of:

         o Chemical/biological decontamination systems for the military, public health, and first response agencies,
         o        Rapidly   deployed   shelters  for   commercial  and  military
                  applications,
         o        Thermal targets for military training and testing


Products Offered

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

Cash and Cash Equivalents

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

Fair Value of Financial Instruments

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


                                                                            2002          2001
                                                                        -----------   -----------

Net income as reported                                                  $     4,431   $       105

Add: stock based compensation included in net income as reported, net
    of related tax effects                                                     --            --

Deduct: stock based compensation determined under fair value based
    methods for all awards, net of related tax effects                          (10)           (9)
                                                                        -----------   -----------

Proforma net income                                                     $    4,421    $        96
                                                                        ===========   ===========

Net income per common share as reported:

Basic                                                                   $    0.1683   $    0.0042
                                                                        ===========   ===========

Diluted                                                                 $    0.1552   $    0.0040
                                                                        ===========   ===========

Proforma net income per common share:

Basic                                                                   $    0.1680   $    0.0038
                                                                        ===========   ===========

Diluted                                                                 $    0.1549   $    0.0035
                                                                        ===========   ===========



Earnings Per Share

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

Recent Accounting Pronouncements

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

2.  Inventories

Inventories as of December 31, 2002 and 2001, consists of:

--------------------------------------------
                      2002         2001
                   ----------   ----------
--------------------------------------------
Finished Goods     $       15   $      106
--------------------------------------------
Work in Progress           71           21
--------------------------------------------
Raw Materials             734          532
--------------------------------------------
Other                      67           53
--------------------------------------------
Total              $      887   $      712
--------------------------------------------

Other inventories consist of field service, demonstration and other sales support inventory.

During the years ended December 31,2002 and 2001, the Company wrote down certain raw material inventory to its estimated net realizable value, resulting in a charge to cost of sales of $205 thousand and $355 thousand, respectively.


3. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2002 and 2001, consists of:
----------------------------------------------------------------------------
                                      Years       2002        2001
                                      -----       ----        ----
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Furniture and fixtures               7 yrs       $ 13         $ 13
----------------------------------------------------------------------------
Motor Vehicles                       5 yrs         28           20
----------------------------------------------------------------------------
Plant machinery and equipment        7 yrs        364          311
----------------------------------------------------------------------------
                                                  405          344
----------------------------------------------------------------------------
Less: accumulated depreciation                   (252)        (205)
----------------------------------------------------------------------------
Net Property, Plant and Equipment                $153         $139
----------------------------------------------------------------------------

Depreciation expense charged to operations was $48 thousand in 2002 and $31 thousand in 2001.

4. Patents

Patents as of December 31, 2002 and 2001, consists of:
-----------------------------------------------------------

                               2002                 2001
                               ----                 ----
-----------------------------------------------------------
  Patents, at cost             $106                 $ 73
-----------------------------------------------------------
  Less: amortization            (18)                 (12)
-----------------------------------------------------------
  Net Patents                  $ 88                 $ 61
-----------------------------------------------------------

Amortization expense charged to operations was $6 thousand in 2002 and $5 thousand in 2001.

5. Other accounts payable and accrued expenses

Other accounts payable and accrued expenses as of December 31, 2002 and 2001, consists of:

---------------------------------------------------------------
                                     2002           2001
---------------------------------------------------------------
Accrued Salaries                     $ 43           $ 26
---------------------------------------------------------------
Accrued Leave                          48             22
---------------------------------------------------------------
Accrued professional expenses          29             60
---------------------------------------------------------------
Accrued commissions and bonuses       135             44
---------------------------------------------------------------
Accrued expenses -suppliers            41              -
---------------------------------------------------------------
Accrued interest                        -             41
---------------------------------------------------------------
Accrued - other                         6             20
---------------------------------------------------------------
Total                                $302           $213
---------------------------------------------------------------

6. Long-term debt

Long-term debt as of December 31, 2002 and 2001, consists of:

-------------------------------------------------------------

                                     2002           2001
-------------------------------------------------------------
Notes payable - Vehicle              $  0           $  9
-------------------------------------------------------------
Pre-petition taxes                      0              7
-------------------------------------------------------------
Less: current maturities                0             (6)
-------------------------------------------------------------
Total long-term obligations          $  0           $ 10
-------------------------------------------------------------

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

8. Stockholders' Equity

Common stock

The  Company  issued  250,000   restricted  common  shares  in  2002  and  2001,
respectively, to its Directors for fees. The fair market value of these shares at the date of grant in 2002 and 2001 was $69,002 and $34,000, respectively.

Preferred Stock

Preferred stock is convertible to common stock at the rate of 1 to 2 and the following conversions took place during the respective years:-

----------------------------------------------------------------

                                     2002            2001
----------------------------------------------------------------
Opening-balance                      $ 55            $ 60
----------------------------------------------------------------
Conversion to common stock             (2)             (5)
----------------------------------------------------------------
Closing-balance                      $ 53            $ 55
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

9. Commitments

Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through March 31,2008. Certain of these leases are subject to escalation clauses. The following is a schedule by years of the approximate future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2002:

--------------------------------------------------------
Year ending December 31
--------------------------------------------------------
2003                                    $   311
--------------------------------------------------------
2004                                        343
--------------------------------------------------------
2005                                        347
--------------------------------------------------------
2006                                        343
--------------------------------------------------------
2007                                        349
--------------------------------------------------------
Over 5 years                                118
--------------------------------------------------------
Total minimum lease obligations         $ 1,811
--------------------------------------------------------

Total rental expense under all leases charged to operations for the years ended December 31, 2002 and 2001 totaled $88 thousand and $82 thousand, respectively.

10. Income Taxes

Income tax expense reconciled to the tax computed at statutory rates is as follows:


----------------------------------------------------------------------------
                                                        2002        2001
----------------------------------------------------------------------------
Federal taxes at statutory rates                      $ 1,045      $    36
----------------------------------------------------------------------------
State income taxes, net of federal benefit                142            5
----------------------------------------------------------------------------
Change in valuation allowance                          (2,555)         (78)
----------------------------------------------------------------------------
Other                                                      10           37
                                                      -------      -------
----------------------------------------------------------------------------
Provision for income taxes                            $(1,358)     $     0
                                                      =======      =======
----------------------------------------------------------------------------


The components of the deferred tax asset at December 31, 2002 and 2001, are as follows:

----------------------------------------------------------------------------
Deferred tax assets (liabilities)
----------------------------------------------------------------------------
         Net operating loss carryforward              $ 1,249      $ 2,564
----------------------------------------------------------------------------
         Depreciation differences                         (22)         (18)
----------------------------------------------------------------------------
         Vacation pay differences                          10            9
----------------------------------------------------------------------------
         Inventory allowance for obsolescence              79         --
----------------------------------------------------------------------------

         Allowance for doubtful accounts                   42         --
                                                      -------      -------
----------------------------------------------------------------------------
                                                        1,358        2,555
Valuation Allowance                                      --         (2,555)
                                                      -------      -------
----------------------------------------------------------------------------
Net Deferred tax asset                                $ 1,358      $     0
                                                      =======      =======
----------------------------------------------------------------------------


The following is a summary of the net operating loss carryforwards available at December 31, 2002:

                                                 ---------------------------
                                                      Year of
                                                     Expiration    Amount
                                                 ---------------------------
                                                        2009       $  373
                                                 ---------------------------
                                                        2010        2,631
                                                 ---------------------------
                                                        2011           86
                                                 ---------------------------
                                                        2012            3
                                                 ---------------------------
                                                        2018          140
                                                 ---------------------------
                                                 ---------------------------
                                                                   $3,233
                                                 ---------------------------

11.  Extraordinary Item

In 2001, $9 thousand of extraordinary income was recognized upon the settlement for $42 thousand of 3 notes payable and accrued interest totaling $51 thousand.

12.  Supplemental Disclosures of Cash Flow Information

The Company paid the following for interest and income taxes during the years ended December 31, 2002 and 2001.

-----------------------------------------------
                    2002              2001
-----------------------------------------------
Interest            $ 84              $ 27
-----------------------------------------------
Income Taxes        $  0              $  0
-----------------------------------------------
-----------------------------------------------

13.  Stock Option Plans

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


                                                                 Weighted Avg.
             Dividend    Expected     Interest    Expected       Fair Value
             Yield       Volatility   Rate        Option Term    Of 1 Option
             ------------------------------------------------------------------

2002             0          10%         1.6%        2 Years          $0.01

2001             0          19%         3.1%        2 Years          $0.01

14. Concentration of Credit Risk

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



18. Restatement

As of December 31,2002, the Company has a deferred tax asset in the amount of $1,358,000 against which a valuation allowance was provided for the entire asset amount.

Subsequent to the filing of the Company's annual report for 2002, following a very strong first quarter, management has decided that it is more likely than not the entire amount of the deferred tax asset would be recovered. Accordingly, the Company has filed an amended 10-KSB with the Securities and Exchange Commission for 2002 to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of operations for 2002 of $1,358,000. The deferred tax asset consists primarily of the net operating loss carryforwards the Company may use to offset income taxes. As a result, full year 2002 net income has been increased by $1,358,000 to $4,430,452. As of December 31, 2002, TVI had net operating loss carryforwards($1,249,000 tax-effected) and other deferred tax assets ($109,000 tax-effected). The majority of the loss carryforwards expire after the year 2009. Accordingly, the Company is restating its 2002 financial statements to recognize the deferred tax asset of $1,358 and a deferred tax benefit in its statement of operations for 2002 of $1,358.

                           PART IV - OTHER INFORMATION


(b) Reports on Form 8-K

On May 7, 2003 TVI Corporation filed a Current Report on Form 8-K announcing the award of a new contract.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized.


                                    TVI CORPORATION


Date: May 14, 2003                   /s/ RICHARD V. PRIDDY
                                    --------------------------------------------
                                    RICHARD V. PRIDDY, Chief Executive Officer


Date: May 14, 2003                   /s/ THOMAS K. PLUNKETT
                                    --------------------------------------------
                                    THOMAS K. PLUNKETT, Vice President Finance


Date: May 14, 2003                   /s/ JOSEPH J. BORKOSKI
                                    --------------------------------------------
                                    JOSEPH J. BORKOSKI, Director


Date: May 14, 2003                   /s/ JOSEPH J. DUFFY
                                    --------------------------------------------
                                    JOSEPH J. DUFFY, Director

Date: May 14, 2003                   /s/ MARK N. HAMMOND
                                    --------------------------------------------
                                    MARK N. HAMMOND, Director


Date: May 14, 2003                   /s/ STEPHEN A. DAY
                                    --------------------------------------------
                                    STEPHEN A. DAY, Director

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Richard V. Priddy, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of TVI Corporation;

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


Date:  May 14, 2003                      /s/ RICHARD V. PRIDDY
                                         ------------------------------
                                         Name: Richard V. Priddy
                                         Title: Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas K. Plunkett, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of TVI Corporation;

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

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



Date:  May 14, 2003                    /s/ THOMAS K. PLUNKETT
                                       --------------------------------
                                       Name:  Thomas K. Plunkett
                                       Title: Vice President Finance &
                                              Treasurer

                                  EXHIBIT INDEX


99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002