Form 10QSB
period 2003-03-31
TVI CORP
filed 2003-05-15
CIK 352079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _________________ to _________________


                        Commission file number 010-10549
                                               ---------

                                 TVI CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Maryland                                       52-1085536
            --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


7100 Holladay Tyler Road, Glenn Dale, MD  20769
-----------------------------------------------
(Address of principal executive offices)

(301) 352-8800
--------------
(Issuer's telephone number)

 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,999,336 as of April 21, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

     .

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.  Please see the following financial statements.

TVI CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002.
Unaudited
                                                       2003            2002
                                                   ------------    ------------

NET SALES                                          $  5,654,450    $  1,353,818

COST OF SALES                                         2,474,643         727,540
                                                   ------------    ------------

GROSS PROFIT                                          3,179,807         626,278

GROSS PROFIT % OF NET SALES                                56.2            46.3

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES         1,341,516         414,223
                                                   ------------    ------------

OPERATING INCOME                                      1,838,291         212,055
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
Interest income                                           5,287             639
Interest expense                                            (82)         (3,397)
Other income(expense)                                         0           1,834
                                                   ------------    ------------
Total other income(expense)                               5,205            (924)
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                            1,843,496         211,131

PROVISION FOR INCOME TAX EXPENSE(See note 2)            713,185               0
                                                   ------------    ------------
NET INCOME                                         $  1,130,311    $    211,131
                                                   ============    ============

NET INCOME AS A % OF SALES                                 20.0            15.6

BASIC EARNINGS PER COMMON SHARE                    $     0.0418    $     0.0085
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          27,063,046      24,878,715

DILUTED EARNINGS PER COMMON SHARE                  $     0.0382    $     0.0076
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND EQUIVALENTS OUTSTANDING                          29,552,280      27,848,556


TVI CORPORATION
BALANCE SHEETS
March 31, 2003 and 2002
and December 31, 2002
                                                        Unaudited     As Restated       Unaudited
                                                        March 31,    December 31,       March 31,
ASSETS                                                       2003            2002            2002
                                                     ------------    ------------    ------------
    CURRENT ASSETS
       Cash and cash equivalents                     $  1,275,504    $  1,614,657    $    490,751
       Accounts receivable less allowance for
       doubtful accounts ( 2003-$119,359 2002-$0 )      5,163,345       2,963,598       1,178,122
       Inventories                                      1,615,429         886,700         790,870
       Deferred Taxes(see note 2)                         644,815       1,358,000
       Prepaid Expenses & Other Current Assets             83,974         111,515          60,653
                                                     ------------    ------------    ------------
              Total Current Assets                      8,783,067       6,934,470       2,520,396
                                                     ------------    ------------    ------------

    PROPERTY,PLANT AND EQUIPMENT
       Property,Plant and Equipment,net                   430,783         152,490         179,878
                                                     ------------    ------------    ------------

    OTHER ASSETS
       Patents,net                                         97,522          89,000          55,291
       Other Assets                                        23,942          23,941          42,538
                                                     ------------    ------------    ------------
             Net Other Assets                             121,464         112,941          97,829

TOTAL ASSETS                                         $  9,335,314    $  7,199,901    $  2,798,104
                                                     ============    ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Notes Payable and Accrued Interest            $    191,967
       Current Portion of Long Term Debt                    6,130
       Accounts Payable                                 1,296,563         579,562         360,107
       Accrued Liabilities                                572,538         302,437         256,123
                                                     ------------    ------------    ------------
            Total Current Liabilities                   1,869,101         881,999         814,327
                                                     ------------    ------------    ------------

    Long Term Debt,net of current portion                   8,570
                                                     ------------    ------------    ------------
TOTAL LIABILITIES                                       1,869,101         881,999         822,897
                                                     ------------    ------------    ------------

       COMMITMENTS

STOCKHOLDERS' EQUITY
       Stock                                              309,451         322,237         299,421
       Additional Paid in Capital                      12,406,966      12,376,180      12,275,621
       Accumulated Deficit                             (5,250,204)     (6,380,515)    (10,599,834)
                                                     ------------    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                              7,466,213       6,317,902       1,975,207

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  9,335,314    $  7,199,901    $  2,798,104
                                                     ============    ============    ============


TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002.
Unaudited


CASH FLOW FROM OPERATING ACTIVITIES                                          2003           2002
                                                                         -----------    -----------
Net Income                                                               $ 1,130,311    $   211,131

Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                           27,911         13,700
      Provision for income taxes, deferred                                   713,185
      Stock compensation expense, director's fees                             17,187
      (Increase) decrease in accounts receivable                          (2,199,746)       (13,376)
      (Increase) decrease in inventories                                    (728,729)       (78,336)
      (Increase) decrease in prepaid expenses and other current assets        10,353         (9,974)
      (Increase) decrease in other assets                                     (6,353)
       Increase (decrease) in accounts payable                               716,903          9,889
       Increase (decrease) in accrued liabilities                            270,199         43,749
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (42,426)       170,430
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES


       Purchase of intangible assets                                         (12,164)          (227)
       Purchase of property,plant and equipment                             (302,563)       (49,027)
                                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (314,727)       (49,254)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from exercise of stock options                                18,000         34,000
       Principal payments on long-term debt                                   (1,882)
                                                                         -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           18,000         32,118
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                          ($  339,153)   $   153,294
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             1,614,657        337,457

                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE FIRST QUARTER                    $ 1,275,504    $   490,751
                                                                         ===========    ===========

                          Notes to Financial Statements
                                 March 31, 2003

Basis of Presentation. The accompanying unaudited interim condensed financial statements of TVI Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "2002 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2002 contained in the 2002 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

Note 1. Stock Compensation

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

                                                                     $000's except per share data
                                                                         2003            2002
                                                                     ----------------------------
Net income as reported                                               $      1,130    $        211

Add: stock based compensation included in net income
    as reported, net of related tax effects                                  --              --

Deduct: stock based compensation determined under fair
    value based methods for all awards, net of related tax effects             (1)             (1)
                                                                     ------------    ------------

Proforma net income                                                  $      1,239    $        210
                                                                     ============    ============

Net income per common share as reported:

Basic                                                                $      0.048    $     0.0085
                                                                     ============    ============

Diluted                                                              $      0.032    $     0.0076
                                                                     ============    ============

Proforma net income per common share:

Basic                                                                $      0.047    $     0.0084
                                                                     ============    ============

Diluted                                                              $      0.032    $     0.0075
                                                                     ============    ============

Note 2. Income Tax

As of December 31,2002, the Company has a deferred tax asset in the amount of $1,358,000 against which a valuation allowance was provided for the entire asset amount. Subsequent to the filing of the Company's annual report for 2002, and following a very strong first quarter, management has decided that it is more likely than not the entire amount of the deferred tax asset would be recovered. Accordingly, the Company has filed an amended 10-KSB with the Securities and Exchange Commission for 2002 to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of operations for 2002 of $1,358,000. The deferred tax asset consists primarily of the net operating loss carryforwards the Company may use to offset income taxes. As a result, full year 2002 net income has been increased by $1,358,000 to $4,430,452. As of December 31, 2002, TVI had net operating loss carryforwards($1,249,000 tax-effected) and other deferred tax assets ($109,000 tax-effected). The majority of the loss carryforwards expire after the year 2009..

Note 3. Inventories

Inventories as of March 31,2003 and 2002, consist of:

                                  2003        2002

Finished Goods                        0      64,364

Work in Progress                 70,569      12,113

Raw Materials                 1,485,549     660,912

Other                            59,311      53,481

Total                         1,615,429     790,870

Other inventories consist of field service,demonstration and other sales support inventory.

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


Management Discussion

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Net Sales. Net Sales increased $4,300,632, or 318%, for the three months ending March 31, 2003 to $5,654,450 from the three months ending March 31, 2002. The net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. $1.9 Million in decontamination equipment was invoiced to Fisher Safety with Massachusetts Emergency Management Agency (MEMA) as the ultimate end user. An order for $8.9 Million in decontamination equipment was received in the first quarter from Professional Protection Systems (PPS), our distributor for the UK and Europe. PPS was awarded a significant part of a contract placed by the British Government for the supply of terrorist incident response technology. $2.4 Million of this order was invoiced in the quarter.

Gross Profit. Gross Profit margin at 56.2% of net sales was higher by nine percentage points for the three months ending March 31, 2003 than the three months ending March 31, 2002. The increase in gross profit margin per cent was primarily a result of a change in product mix to decontamination equipment.


Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $1,341,516 for the three months ending March 31, 2003, an increase of 224% from the three months ending March 31, 2002. The increase was a result primarily of an increase in facility, employee and sales support related costs to support the sales growth. SG&A expense as a % of net sales decreased to 24% for the three months ending March 31, 2003 from 31% from the three months ending March 31, 2002.

Income Before Income Taxes. Income before income taxes increased 773% to $1,843,496 for the three months ending March 31, 2003 from $211,131 for the three months ending March 31, 2002.

Income Tax Expense With the reduction of the valuation allowance on the deferred tax asset to zero in 2002, the Company now has a provision for income taxes for the three months ending March 31, 2003. Due to the valuation allowance against the deferred tax asset as of March 31, 2002, there was no tax provision for the three months then ended.

Net Income. Net income increased 435% to $1,130,311 for the three months ending March 31, 2003 from $211,131 for the three months ending March 31, 2002. Net Income as a % of Net Sales was 20% for the three months ending March 31, 2003 as compared to 16% for the three months ending March 31, 2002. The improvement in Net Income was a result of several factors: the increase in Net Sales, economies of scale related to volume increases, the change in product mix, offset partially by the provision for income taxes. . Liquidity and Capital Resources

Working capital was $6,913,966 at March 31, 2003 , up from $1,706,069 at March 31, 2002. Cash at March 31, 2003 was $1,275,504, an increase of 160% from March 31, 2002. Accounts Receivable at March 31, 2003 was $5,163,345, an increase of 338% from March 31, 2002 and 74% from December 31, 2002. The increase in Accounts Receivable was due to the increase and timing of net sales. Inventories at March 31, 2003 were $1,615,429, an increase of 82% from December 31, 2002. The increase in Inventories was due to the increase in orders, particularly the PPS order. Cash Flow for the three months ending March 31, 2003 was a negative $339,153. The cash was used to support sales growth and make improvements in manufacturing facilities and equipment. TVI has a Line of Credit in the amount of $600,000 with Bank of America. As of March 31, 2003, there were no borrowings against the Line.

CONTROLS AND PROCEDURES


(a)      Evaluation of Disclosure Controls and Procedures

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

                              -- OTHER INFORMATION
Item 1. Legal Proceedings.

None reportable.

Item 2. Changes in Securities.

No changes.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on FORM 8-K.

         On February 25, 2003 TVI Corporation filed a Current Report on Form 8-K regarding a press release in connection with both its full fiscal year and fourth quarter 2002 earnings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TVI Corporation
                                            (Registrant)


Date May 14, 2003                            /s/ Thomas K. Plunkett
                                            ------------------------------------
                                            Vice President Finance and Treasurer


Date May 14, 2003                            /s/ Richard V. Priddy
                                            ------------------------------------
                                            Chief Executive Officer

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

Date: May 14, 2003
                                                          /s/Richard V. Priddy
                                                         -----------------------
                                                         Chief Executive Officer

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

Date: May 14, 2003
                                                        /s/ Thomas K. Plunkett
                                                       -------------------------
                                                       Vice Prsident Finance And
                                                       Treasurer

                                  EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Mark N. Hammond.