Form 10QSB
period 2003-06-30
TVI CORP
filed 2003-08-13
CIK 352079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 010-10549
                                               ---------

                                 TVI CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Maryland                                       52-1085536
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


7100 Holladay Tyler Road, Glenn Dale, MD  20769
--------------------------------------------------------------------------------
(Address of principal executive offices)

(301) 352-8800(Issuer's telephone number)
--------------------------------------------------------------------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,144,836 as of August 4, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


TVI CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.
(in thousands,except per share data)
(unaudited)

                                                          2003                       2002
                                                -----------------------    -----------------------
                                                              % Sales                    % Sales

NET SALES                                       $    6,784          100    $    2,046          100

COST OF SALES                                        3,292           49         1,142           56
                                                ----------   ----------    ----------   ----------

GROSS PROFIT                                         3,492           51           904           44

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES        1,489           22           599           29
                                                ----------   ----------    ----------   ----------

OPERATING INCOME                                     2,003           30           305           15

OTHER INCOME (EXPENSE)                                   5                         (1)

INCOME BEFORE INCOME TAXES                           2,008           30           304           15

PROVISION FOR INCOME TAX EXPENSE                       774           11             0            0
                                                ----------   ----------    ----------   ----------

NET INCOME                                      $    1,234           18    $      304           15
                                                ==========   ==========    ==========   ==========

BASIC EARNINGS PER COMMON SHARE                 $   0.0453                 $   0.0117
                                                ==========                 ==========
BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           27,230                     26,069
                                                ==========                 ==========
DILUTED EARNINGS PER COMMON SHARE               $   0.0421                 $   0.0107
                                                ==========                 ==========
DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND EQUIVALENTS OUTSTANDING           29,328                     28,417
                                                ==========                 ==========



The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
UNAUDITED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.
(in thousands, except for per share data)
(unaudited)

(UNAUDITED)                                               2003                      2002
                                                -----------------------    -----------------------
                                                              % Sales                    % Sales

NET SALES                                       $   12,438          100    $    3,400          100

COST OF SALES                                        5,766           46         1,870           55
                                                ----------   ----------    ----------   ----------

GROSS PROFIT                                         6,672           54         1,530           45

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES        2,831           23         1,013           30
                                                ----------   ----------    ----------   ----------

OPERATING INCOME                                     3,841           31           517           15

OTHER INCOME (EXPENSE)                                  10           (2)
                                                ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                           3,851           31           515           15

PROVISION FOR INCOME TAX EXPENSE                     1,487           12             0            0
                                                ----------   ----------    ----------   ----------

NET INCOME                                      $    2,364           19    $      515           15
                                                ==========   ==========    ==========   ==========

BASIC EARNINGS PER COMMON SHARE                 $   0.0871                 $   0.0199
                                                ==========                 ==========
BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           27,155                     25,855
                                                ==========                 ==========
DILUTED EARNINGS PER COMMON SHARE               $   0.0803                 $   0.0182
                                                ==========                 ==========
DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND EQUIVALENTS OUTSTANDING           29,439                     28,269
                                                ==========                 ==========



The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
BALANCE SHEETS
June 30, 2003 and 2002
and December 31, 2002
(in thousands)



                                                    June 30,    December 31,        June 30,
ASSETS                                                  2003            2002            2002
                                                ------------    ------------    ------------
                                                 (Unaudited)                     (Unaudited)

    CURRENT ASSETS
      Cash and cash equivalents                 $      3,335    $      1,615    $        520
      Accounts receivable                              4,028           2,964           1,689
      Inventories                                      2,094             887             714
      Deferred tax assets                                  0           1,358               0
      Prepaid Expenses & Other Current Assets            114             111              21
                                                ------------    ------------    ------------
             Total Current Assets                      9,571           6,935           2,944
                                                ------------    ------------    ------------

    PROPERTY,PLANT AND EQUIPMENT
      Property,Plant and Equipment,net                   464             153             171
                                                ------------    ------------    ------------

    OTHER ASSETS
      Patents,net                                        103              88              53
      Other Assets                                        24              24              43
                                                ------------    ------------    ------------
            Net Other Assets                             127             112              96
                                                ------------    ------------    ------------

                                                ------------    ------------    ------------
TOTAL ASSETS                                    $     10,162    $      7,200    $      3,211
                                                ============    ============    ============



LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Notes Payable and Accrued Interest        $       --      $       --      $        192
      Current Portion of Long Term Debt                    0               0               6
      Accounts Payable                                   651             580             558
      Accrued Liabilities                                796             302             155
                                                ------------    ------------    ------------
           Total Current Liabilities                   1,447             882             911
                                                ------------    ------------    ------------

    Long Term Debt,net of current portion                  0               0               7

                                                ------------    ------------    ------------
TOTAL LIABILITIES                                      1,447             882             918
                                                ------------    ------------    ------------

STOCKHOLDERS' EQUITY
      Preferred Stock                                     53              53              55
      Common Stock                                       272             269             246
      Additional Paid in Capital                      12,406          12,376          12,288
      Accumulated Deficit                             (4,016)         (6,380)        (10,297)
                                                ------------    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                             8,715           6,318           2,293
                                                ------------    ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $     10,162    $      7,200    $      3,211
                                                ============    ============    ============



The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 2003 and 2002.
(in thousands)
(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES                                         2003         2002

Net Income                                                               $   2,364    $     515

Adjustments to reconcile net income to net
     cash provided by (used in) operating  activities:
      Depreciation and amortization                                             59           26
      Deferred income taxes                                                  1,358            0
      (Increase) decrease in accounts receivable                            (1,064)        (525)
      (Increase) decrease in inventories                                    (1,207)          (1)
      (Increase) decrease in prepaid expenses and other current assets          (3)          30
      (Increase) decrease in other assets                                        0           (7)
       Increase (decrease) in accounts payable                                  71          207
       Increase (decrease) in accrued expenses                                 494          (57)

                                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          2,072          188
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of intangible assets                                           (22)          (1)
       Purchase of property,plant and equipment                               (363)         (49)
                                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                         (385)         (50)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of long term loans                                              0            0
       Issuance of common stock                                                 33           48
       Principal payments on long-term debt                                      0           (3)
                                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             33           45
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                              1,720          183
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,615          337

                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   3,335    $     520
                                                                         ---------    ---------



The accompanying notes to the Financial Statements are an integral part of these Financial Statements.

                                 TVI Corporation

                          Notes to Financial Statements


Basis of Presentation. The accompanying unaudited interim condensed financial statements of TVI Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2002 (the "2002 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2002 contained in the 2002 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

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


The following table illustrates the effect on net income in the second quarter of 2003 if the Company had applied the fair value recognition provisions of SFAS
123 to stock-based compensation.

                                                                        $000's except per share data
                                                                            2003            2002
                                                                        ----------------------------

Net income as reported                                                  $      1,234    $        304

Add: stock based compensation included in net income as reported, net
    of related tax effects                                                      --              --

Deduct: stock based compensation determined under fair value based
    methods for all awards, net of related tax effects                            (5)             (1)
                                                                        ------------    ------------

Proforma net income                                                     $      1,229    $        303
                                                                        ============    ============

Net income per common share as reported:

Basic                                                                   $     0.0453    $     0.0117
                                                                        ============    ============

Diluted                                                                 $     0.0421    $     0.0107
                                                                        ============    ============

Proforma net income per common share:

Basic                                                                   $     0.0451    $     0.0116
                                                                        ============    ============

Diluted                                                                 $     0.0419    $     0.0107
                                                                        ============    ============


The following table illustrates the effect on net income in the first six months of 2003 if the Company had applied the fair value recognition provisions of SFAS
123 to stock-based compensation.

                                                                        $000's except per share data
                                                                            2003            2002
                                                                        ----------------------------

Net income as reported                                                  $      2,364    $        515

Add: stock based compensation included in net income as reported, net
    of related tax effects                                                      --              --

Deduct: stock based compensation determined under fair value based
    methods for all awards, net of related tax effects                            (6)             (2)
                                                                        ------------    ------------

Proforma net income                                                     $      2,358    $        513
                                                                        ============    ============

Net income per common share as reported:

Basic                                                                   $     0.0871    $     0.0199
                                                                        ============    ============

Diluted                                                                 $     0.0803    $     0.0182
                                                                        ============    ============

Proforma net income per common share:

Basic                                                                   $     0.0868    $     0.0198
                                                                        ============    ============

Diluted                                                                 $     0.0801    $     0.0181
                                                                        ============    ============

Note 2. Income Tax

The Company originally reported a deferred tax asset in the amount of $1,358,000 as of December 31, 2002, against which a valuation allowance was provided for the entire asset amount. Subsequent to the filing of the Company's annual report for 2002 management has decided that it is more likely than not the entire amount of the deferred tax asset would be recovered. Accordingly, the Company has filed an amended 10-KSB/A with the Securities and Exchange Commission for 2002 to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of income for 2002 of $1,358,000. The deferred tax asset consists primarily of the net operating loss carryforwards the Company may use to offset future income tax liabilities. As a result, full year 2002 net income has been increased by $1,358,000 to $4,430,452. As of December 31, 2002, TVI had net operating loss carryforwards($1,249,000 tax-effected) and other deferred tax assets ($109,000 tax-effected). The majority of the loss carryforwards expire after the year 2009. At June 30, 2003 the deferred tax asset has been fully utilized.

Note 3. Inventories


Inventories as of June 30, 2003 and 2002 and December 31, 2002, consist of:

$000's                                 June      December      June
                                       2003        2002        2002

Finished Goods                            169        15            14

Work in Progress                          114        71            99

Raw Materials                           1,697       734           535

Other                                     114        67            66

Total                                   2,094       887           714

Other inventories consist of field service,demonstration and other sales support inventory.

                                    Standards

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board(FASB)issued FIN No. 46, "Consolidation of Variable Interest Entities". The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specific characteristics. The Company has reviewed FIN No. 46 and determined there is no impact or disclosure requirement under the provisions of the interpretation, as the Company does not currently invest in any variable interest entities.

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

These statements may be identified by the use of forward-looking words or phrases such as "should", "believes", expects", "might result", and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations. Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; our ability to respond to changes in the counter-terrorism, military, public safety, and first responder communities; adverse changes in governmental regulations; expected costs or charges, certain of which may be outside the control of the Company; the time and costs involved in the marketing and promotion for our products; the possible cancellation of orders for our products; general economic and business conditions; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of the press release. We assume no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

     (In $ thousands, except per share data)

Net Sales. Net Sales increased $4,738, or 231%, for the three months ending June 30, 2003 to $6,784 from the three months ending June 30, 2002. The net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. $3.2 Million of the order for $8.9 Million in decontamination equipment received in the first quarter from Professional Protection Systems
(PPS), our distributor for the UK and Europe, was invoiced in the quarter. .

Gross Profit. Gross Profit margin at 51.5% of net sales was higher by seven percentage points for the three months ending June 30, 2003 than the three months ending June 30, 2002. The increase in gross profit margin per cent was primarily a result of a change in product mix to decontamination equipment and sales volume increases in decontamination equipment and economies of scale related to sales volume increases.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $1,489 for the three months ending June 30, 2003, an increase of 148% from the three months ending June 30, 2002. The increase was a result primarily of an increase in facility, employee and sales support related costs to support the sales growth. SG&A expense as a % of net sales decreased to 22% for the three months ending June 30, 2003 from 29% from the three months ending June 30, 2002.

Income Before Income Taxes. Income before income taxes increased 560% to $2,008 for the three months ending June 30, 2003 from $304 for the three months ending June 30, 2002.

Income Tax Expense With the reduction of the valuation allowance on the deferred tax asset to zero in 2002, the Company now has a provision for income taxes of $774 for the three months ending June 30, 2003. Due to the valuation allowance against the deferred tax asset as of June 30, 2002, there was no tax provision for the three months then ended.

Net Income. Net income increased 306% to $1,234 for the three months ending June 30, 2003 from $304 for the three months ending June 30, 2002. Net income as a % of Net Sales was 18% for the three months ending June 30, 2003 as compared to 15% for the three months ending June 30, 2002. The improvement in net income was a result of several factors: the increase in net sales, economies of scale related to volume increases, the change in product mix, offset partially by the provision for income taxes.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

     (In $ thousands, except per share data)


Net Sales. Net Sales increased $9,038, or 266%, for the six months ending June 30, 2003 to $12,438 from the six months ending June 30, 2002. The net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. $5.6 Million of the order for $8.9 Million in decontamination equipment received in the first quarter from Professional Protection Systems
(PPS), our distributor for the UK and Europe, was invoiced in the first six months.

Gross Profit. Gross Profit margin at 53.6% of net sales was higher by eight percentage points for the six months ending June 30, 2003 than the six months ending June 30, 2002. The increase in gross profit margin per cent was primarily a result of a change in product mix to decontamination equipment and sales volume increases in decontamination equipment and economies of scale related to volume increases.


Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $2,831 for the six months ending June 30, 2003, an increase of 179% from the six months ending June 30, 2002. The increase was a result primarily of an increase in facility, employee and sales support related costs to support the sales growth. SG&A expense as a % of net sales decreased to 23% for the six months ending June 30, 2003 from 30% from the six months ending June 30, 2002.


Income Before Income Taxes. Income before income taxes increased 648% to $3,851 for the six months ending June 30, 2003 from $515 for the six months ending June 30, 2002.

Income Tax Expense With the reduction of the valuation allowance on the deferred tax asset to zero in 2002, the Company now has a provision for income taxes of $1,487 for the six months ending June 30, 2003. Due to the valuation allowance against the deferred tax asset as of June 30, 2002, there was no tax provision for the six months then ended.

Net Income. Net income increased 359% to $2,364 for the six months ending June 30, 2003 from $515 for the six months ending June 30, 2002. Net income as a % of net sales was 19% for the six months ending June 30, 2003 as compared to 15% for the six months ending June 30, 2002. The improvement in net income was a result of several factors: the increase in Net Sales, economies of scale related to volume increases, the change in product mix, offset partially by the provision for income taxes.

Financial Condition, Liquidity and Capital

Working capital was $8,124 at June 30, 2003, up from $2,033 at June 30, 2002. Cash at June 30, 2003 was $3,335, an increase of 541% from June 30, 2002. Accounts Receivable at June 30, 2003 was $4,028, an increase of 138% from June 30, 2002 and 36% from December 31, 2002. The increase in Accounts Receivable was due to the increase and timing of net sales. Inventories at June 30, 2003 were $2,094, an increase of 136% from December 31, 2002. The increase in Inventories was due to the increase in orders, particularly the PPS order. $363 has been spent on capital improvements. Cash Flow for the six months ending June 30, 2003 was $1,720. TVI has a line of credit in the amount of $600,000 with Bank of America. As of June 30, 2003, there were no borrowings against the line.

Internal cash generation combined with currently available cash and available borrowing facilities are expected to be sufficient to fund investments in working capital to support increased business, and additional capital expenditures. The Company seeks to expand by acquisition as well as by growing its existing business.

Operating Improvements

The Company has spent $363 in capital improvements to increase operating efficiency and quality. Additional improvements in efficiency and quality are expected in the second half of 2003.

Item 3. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief
Executive   Officer  and  principal   Financial  Officer  concluded  that  those
disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II-- OTHER INFORMATION
..
Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held at 1:00 p.m. on May 23, 2003 at the corporate headquarters of the Company in Glen Dale, Maryland.

     Out of a total of 26,999,336 shares of Common Stock of the Company issued and outstanding and entitled to vote as of the meetings record date, the holders of 24,524,614 shares , or 90.83% of all outstanding shares entitled to vote, were present at the meeting either in person or by proxy.

     The following is a record of the votes cast as to the five propositions presented:

     Proposal #1- Election of Directors



NOMINEE:             FOR                     AGAINST           WITHHELD
--------             ---                     -------           --------

Joseph J. Borkoski   22,003,518 (89.72%)     818,600 (3.34%)   1,702,496 (6.94%)
Joseph J. Duffy      21,991,018 (89.67%)     831,100 (3.39%)   1,702,496 (6.94%)
Mark N. Hammond      22,219,618 (90.60%)     602,500 (2.46%)   1,702,496 (6.94%)
Harley A. Hughes     21,863,118 (89.15%)     959,000 (3.91%)   1,702,496 (6.94%)
Richard V. Priddy    21,752,918 (88.70%)   1,069,200 (4.36%)   1,702,496 (6.94%)

     Proposal   #2-Ratification  of  Independent  Accountants  as  the  Companys
Auditors for 2003

FOR                                AGAINST                    ABSTAIN

23,113,188 (94.24%)                1,382,538 (5.64%)          28,888 (0.12%)

     Proposal #3- The amendment of the Company's 1998 Incentive Stock Option Plan to increase the total number of shares authorized for award thereunder from 6,000,000 to 10,000,000.

FOR                                AGAINST                    ABSTAIN

8,196,444 (53.6%)                  7,025,787 (45.95%)         68,930 (0.45%)

     Proposal #4- The amendment of the Company's Articles of Incorporation to increase the total number of authorized shares from 45,000,000 to 98,800,000.


FOR                                AGAINST                    ABSTAIN

18,833,943 (69.78%)                6,094,221 (22.57%)         114,270 (0.42%)

     Proposal #5- The amendment of the Company's Articles of Incorporation to approve other charter amendments to revise the liability provisions to reflect current Maryland law and accepted corporate practice.


FOR                                AGAINST                    ABSTAIN

21,916,680 (81.12%)                3,035,326(11.24%)          90,428 (0.34%)

     Accordingly, each of the proposals described above, having received the required favorable vote of shares of Common Stock present, in person or by proxy, and entitled to vote at the meeting were duly approved by the stockholders of the Company.


Item 6. Exhibits and Reports on FORM 8-K.

(a)  Exhibits

     31.1 Certification  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

     31.2 Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002

     32.2 Certification Pursuant to 906 of the Sarbanes-Oxley Act of 2002
----------------

(b)  Reports on Form 8-K.

On May 9, 2003 TVI Corporation filed a Current Report on Form 8-K regarding a press release in connection with the award of an $8.9 Million international contract.

     Notwithstanding the foregoing,  any information  furnished under Item 9 and
Item 12 of the Company's Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TVI CORPORATION
                                    (Registrant)

Date:  August 11, 2003               /s/THOMAS K. PLUNKETT
                                    --------------------------------------------
                                    THOMAS K. PLUNKETT, Vice President Finance
                                    and Treasurer

Date:  August 11, 2003               /s/RICHARD V. PRIDDY
                                    --------------------------------------------
                                    RICHARD V. PRIDDY, Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit
 Number                            Description
-------                            -----------

  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy

  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Thomas K. Plunkett

  32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy

  32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Thomas K. Plunkett