Form 10QSB
period 2003-09-30
TVI CORP
filed 2003-11-14
CIK 352079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2003
                                                              -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from                   to
                                          -----------------    -----------------


                        Commission file number 010-10549
                                              -----------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,446,669 as of October 28, 2003.
                                           ----------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                                 Index-Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

Statements of Income Quarter

Statements of Income Year to Date

Balance Sheets

Cash Flow

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

PART II-OTHER  INFORMATION

Item 6. Exhibits and Reports on FORM 8-K.

Signatures














                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.  Please see the following financial statements.


TVI CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.
(in thousands,except per share data)
(unaudited)

                                                       2003                 2002
                                                -----------------    -----------------
                                                          % Sales              % Sales
NET SALES                                       $ 7,207       100    3,062     $   100

COST OF SALES                                     3,256        45      1,511        49
                                                -------   -------    -------   -------

GROSS PROFIT                                      3,951        55      1,551        51

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES     1,675        23        761        25
                                                -------   -------    -------   -------

OPERATING INCOME                                  2,276        32        790        26

OTHER INCOME (EXPENSE)                                6                   (3)
                                                -------   -------    -------   -------

INCOME BEFORE INCOME TAXES                        2,282        32        787        26

PROVISION FOR INCOME TAX EXPENSE                    877        12          0         0
                                                -------   -------    -------   -------

NET INCOME                                      $ 1,405        19    $   787        26
                                                =======   =======    =======   =======

BASIC EARNINGS PER COMMON SHARE                 $ 0.051              $ 0.030
                                                =======              =======
BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        27,284                26,624
                                                =======               =======
DILUTED EARNINGS PER COMMON SHARE               $ 0.048               $ 0.027
                                                =======               =======
DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND EQUIVALENTS OUTSTANDING        29,484                28,991
                                                =======               =======


The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.
(in thousands, except for per share data)
(unaudited)

                                                       2003                 2002
                                                -----------------    -----------------
                                                          % Sales              % Sales

NET SALES                                       $19,645       100    $ 6,462       100

COST OF SALES                                     9,023        46      3,381        52
                                                -------   -------    -------   -------

GROSS PROFIT                                     10,622        54      3,081        48

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES     4,505        23      1,774        27
                                                -------   -------    -------   -------

OPERATING INCOME                                  6,117        31      1,307        20

OTHER INCOME (EXPENSE)                               16                   (5)
                                                -------   -------    -------   -------

INCOME BEFORE INCOME TAXES                        6,133        31      1,302        20

PROVISION FOR INCOME TAX EXPENSE                  2,364        12          0         0
                                                -------   -------    -------   -------

NET INCOME                                      $ 3,769        19    $ 1,302        20
                                                =======   =======    =======   =======

BASIC EARNINGS PER COMMON SHARE                 $ 0.139              $ 0.050
                                                =======              =======
BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        27,198               26,110
                                                =======              =======
DILUTED EARNINGS PER COMMON SHARE               $ 0.128              $ 0.046
                                                =======              =======
DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND EQUIVALENTS OUTSTANDING        29,473               28,301
                                                =======              =======

The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
BALANCE SHEETS
September 30, 2003 and 2002
and December 31, 2002
(in thousands)


                                              September 30,     December 31,    September 30,
                                                   2003             2002             2002
                                              -------------    -------------    -------------
                                               (Unaudited)                       (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                 $       4,373    $       1,615    $         960
    Accounts receivable                               5,772            2,964            1,830
    Inventories                                       1,790              887              893
    Deferred tax assets                                   0            1,358                0
    Prepaid expenses & other current assets             262              111              118
                                              -------------    -------------    -------------
           Total current assets                      12,197            6,935            3,801
                                              -------------    -------------    -------------

PROPERTY,PLANT AND EQUIPMENT
    Property,plant and equipment,net                    638              153              154
                                              -------------    -------------    -------------

OTHER ASSETS
    Patents,net                                         104               88               63
    Other assets                                         31               24               43
                                              -------------    -------------    -------------
          Net other assets                              135              112              106
                                              -------------    -------------    -------------

                                              $      12,970    $       7,200    $       4,061
                                              =============    =============    =============

CURRENT LIABILITIES
    Notes payable and accrued interest        $        --      $        --      $        --
    Current portion of long term debt                     0                0                7
    Accounts payable                                    648              580              578
    Accrued liabilities                               2,148              302              301
                                              -------------    -------------    -------------
         Total current liabilities                    2,796              882              886
                                              -------------    -------------    -------------

    Long term debt,net of current portion                 0                0                0

                                              -------------    -------------    -------------
                                                      2,796              882              886
                                              -------------    -------------    -------------


    Preferred stock                                      53               53               53
    Common stock                                        273              269              252
    Additional paid in capital                       12,458           12,376           12,378
    Accumulated deficit                              (2,610)          (6,380)          (9,509)
                                              -------------    -------------    -------------
                                                     10,174            6,318            3,175
                                              -------------    -------------    -------------

                                              $      12,970    $       7,200    $       4,061
                                              =============    =============    =============

The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 and 2002.
(in thousands)
(Unaudited)

                                                                             For Nine Months Ended
                                                                         September 30,    September 30,
CASH FLOW FROM OPERATING ACTIVITIES                                           2003            2002
                                                                         -------------    -------------
Net Income                                                               $       3,769    $       1,302

Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                 93               45
      Deferred income taxes                                                      1,358                0
      Stock compensation expense, director's fees                                   34
      (Increase) decrease in accounts receivable                                (2,808)            (666)
      (Increase) decrease in inventories                                          (903)            (181)
      (Increase) decrease in prepaid expenses and other current assets            (184)             (67)
      (Increase) decrease in other assets                                           (7)              (6)
       Increase (decrease) in accounts payable                                      68              228
       Increase (decrease) in accrued expenses                                   1,846               88

                                                                         -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,266              743
                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of intangible assets                                               (27)             (10)
       Purchase of property,plant and equipment                                   (567)             (52)
                                                                         -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                             (594)             (62)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of long term loans                                                  0             (192)
       Issuance of common stock                                                     86              144
       Principal payments on long-term debt                                          0              (10)
                                                                         -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 86              (58)
                                                                         -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                  2,758              623
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,615              337

                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       4,373    $         960
                                                                         -------------    -------------

The accompanying notes to the Financial Statements are an integral part of these Financial Statements.

                                 TVI Corporation

                          Notes to Financial Statements



Note 1.  Basis of Presentation.
The accompanying unaudited interim condensed financial statements of TVI Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2002 (the "2002 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2002 contained in the 2002 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2003.

Note 2. Inventories

Inventories as of September 30, 2003 and 2002 and December 31, 2002, consist of:


$000's                        September 30,         December 31,   September 30,
                                   2003                 2002            2002
                              -------------        -----------------------------

Finished Goods                $          63        $          15   $         190

Work in Progress                         95                   71              91

Raw Materials                         1,527                  734             553

Other                                   105                   67              59
                              -------------        -----------------------------

Total                         $       1,790        $         887   $         893
                              =============        =============================

Other inventories consist of field service,demonstration and other sales support inventory.

Note 3. Stock Compensation

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

The following table illustrates the effect on net income in the Third quarter of 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                                                                        $000's except per share data
                                                                             2003            2002
                                                                        ------------    ------------
Net income as reported                                                  $      1,405    $        787

Add: stock based compensation included in net income as reported, net
    of related tax effects                                                      --              --

Deduct: stock based compensation determined under fair value based
    methods for all awards, net of related tax effects                            (2)             (2)
                                                                        ------------    ------------

Proforma net income                                                     $      1403     $        785
                                                                        ============    ============
Net income per common share as reported:

Basic                                                                   $      0.051    $      0.030
                                                                        ============    ============

Diluted                                                                 $      0.048    $      0.027
                                                                        ============    ============
Proforma net income per common share:

Basic                                                                   $      0.051    $      0.029
                                                                        ============    ============

Diluted                                                                 $      0.048    $      0.027
                                                                        ============    ============


The  following  table  illustrates  the  effect on net  income in the first nine months of 2003 if the Company had applied the fair value recognition  provisions of SFAS 123 to stock-based compensation.
                                                                        $000's except per share data
                                                                             2003            2002
                                                                        ------------    ------------

Net income as reported                                                  $      3,769    $      1,302

Add: stock based compensation included in net income as reported, net
    of related tax effects                                                      --              --

Deduct: stock based compensation determined under fair value based
    methods for all awards, net of related tax effects                            (5)             (7)
                                                                        ------------    ------------

Proforma net income                                                     $      3,764    $      1,295
                                                                        ============    ============
Net income per common share as reported:

Basic                                                                   $      0.139    $      0.050
                                                                        ============    ============

Diluted                                                                 $      0.128    $      0.046
                                                                        ============    ============
Proforma net income per common share:

Basic                                                                   $      0.138    $      0.050
                                                                        ============    ============

Diluted                                                                 $      0.128    $      0.046
                                                                        ============    ============

Note 4.  Income Tax

The Company originally reported a deferred tax asset in the amount of $1,358,000 as of December 31, 2002, against which a valuation allowance was provided for the entire asset amount. Subsequent to the filing of the Company's annual report for 2002 management has decided that it is more likely than not the entire amount of the deferred tax asset would be recovered. Accordingly, the Company has filed an amended 10-KSB/A with the Securities and Exchange Commission for 2002 to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of income for 2002 of $1,358,000. The deferred tax asset consisted primarily of the net operating loss carryforwards the Company may use to offset future income tax liabilities. The majority of the loss carryforwards expire after the year 2009. As of September 30, 2003 the deferred tax asset had been fully utilized.



Note 5. Recent Accounting Pronouncements

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

         These statements may be identified by the use of forward-looking words or phrases such as "should", "believes", expects", "might result", and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations. Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; our ability to respond to changes in the counter-terrorism, military, public safety, and first responder communities; adverse changes in governmental regulations; expected costs or charges, certain of which may be outside the control of the Company; the time and costs involved in the marketing and promotion for our products; the possible cancellation of orders for our products; general economic and business conditions; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of the press release. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

         (In $ thousands, except per share data)

Net Sales. Net Sales increased $4,145, or 135%, for the three months ending September 30, 2003 to $7,207 from the three months ending September 30, 2002. The Net Sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. $3.3 million of the order for $8.9 million in decontamination equipment received in the first quarter from Professional Protection Systems (PPS), our distributor for the UK and Europe, was invoiced in the third quarter. In addition another order for $282 from PPS was received and shipped in the quarter.

Cost of Sales. Cost of Sales as a % of Net Sales was lower by four percentage points for the three months ending September 30, 2003 than the three months ending September 30, 2002. The decrease in Cost of Sales as a per cent was primarily a result of sales volume increases in decontamination equipment and economies of scale related to sales volume increases.

Gross Profit. Gross Profit margin at 54.8% of Net Sales was higher by four percentage points for the three months ending September 30, 2003 than the three months ending September 30, 2002. The increase in gross profit margin percent was primarily a result of sales volume increases in decontamination equipment and economies of scale related to sales volume increases.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $1,675 for the three months ending September 30, 2003, an increase of 120% from the three months ending September 30, 2002. The increase was a result primarily of an increase in facility, employee and sales support related costs to support the sales growth. SG&A expense as a % of Net Sales decreased to 23% for the three months ending September 30, 2003 from 25% from the three months ending September 30, 2002. SG&A decreased as a % of Net Sales because the increase in Net Sales was much greater than the increase in facility, employee and sales support costs.

Income Before Income Taxes. Income before income taxes increased 190% to $2,282 for the three months ending September 30, 2003 from $787 for the three months ending September 30, 2002. Income before income taxes as a % of Net Sales was 32% for the three months ending September 30, 2003 as compared to 26% for the three months ending September 30, 2002. The improvement in net income was a result of several factors: the increase in net sales, economies of scale related to volume increases, and the change in product mix.

Income Tax Expense With the reduction of the valuation allowance on the deferred tax asset to zero in 2002, the Company now has a provision for income taxes of $877 for the three months ending September 30, 2003. Due to the valuation allowance against the deferred tax asset as of September 30, 2002, there was no tax provision for the three months then ended.

Net Income. Net income increased 79% to $1,405 for the three months ending September 30, 2003 from $787 for the three months ending September 30, 2002. Net income as a % of Net Sales was 19% for the three months ending September 30, 2003 as compared to 26% for the three months ending September 30, 2002. The improvement in net income was a result of several factors: the increase in net sales, economies of scale related to volume increases, the change in product mix, offset partially by the provision for income taxes.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

         (In $ thousands, except per share data)



Net Sales. Net Sales increased $13,183, or 204%, for the nine months ending September 30, 2003 to $19,645 from the nine months ending September 30, 2002. The net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. $8.9 million of the order for $8.9 million in decontamination equipment received in the first quarter from Professional Protection Systems (PPS), our distributor for the UK and Europe, was invoiced in the first nine months. Another order from PPS was also shipped in the first nine months.

Cost of Sales. Cost of Sales as a % of Net Sales was lower by six percentage points for the nine months ending September 30, 2003 than the nine months ending September 30, 2002. The decrease in Cost of Sales as a per cent was primarily a result of sales volume increases in decontamination equipment and economies of scale related to sales volume increases.

Gross Profit. Gross Profit margin at 54.1% of Net Sales was higher by six percentage points for the nine months ending September 30, 2003 than the nine months ending September 30, 2002. The increase in gross profit margin percent was primarily a result of sales volume increases in decontamination equipment and economies of scale related to volume increases.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $4,505 for the nine months ending September 30, 2003, an increase of 154% from the nine months ending September 30, 2002. The increase was a result primarily of an increase in facility, employee and sales support related costs to support the sales growth. SG&A expense as a % of Net Sales decreased to 23% for the nine months ending June 30, 2003 from 27% from the nine months ending September 30, 2002. SG&A decreased as a % of Net Sales because the increase in Net Sales was much greater than the increase in facility, employee and sales support costs.

Income Before Income Taxes. Income before income taxes increased 371% to $6,133 for the nine months ending September 30, 2003 from $1,302 for the nine months ending September 30, 2002. Income before income taxes as a % of Net Sales was 31% for the nine months ending September 30, 2003 as compared to 20% for the nine months ending September 30, 2002.

Income Tax Expense With the reduction of the valuation allowance on the deferred tax asset to zero in 2002, the Company now has a provision for income taxes of $2,364 for the nine months ending September 30, 2003. Due to the valuation allowance against the deferred tax asset as of September 30, 2002, there was no tax provision for the nine months then ended.

Net Income. Net income increased 189% to $3,769 for the nine months ending September 30, 2003 from $1,302 for the nine months ending September 30, 2002. Net income as a % of Net Sales was 19% for the nine months ending September 30, 2003 as compared to 20% for the nine months ending September 30, 2002. The improvement in net income was a result of several factors: the increase in Net Sales, economies of scale related to volume increases, the change in product mix, offset partially by the provision for income taxes.

..
Financial Condition, Liquidity and Capital

Working capital was $9,401 at September 30, 2003, up from $2,915 at September 30, 2002. Cash at September 30, 2003 was $4,373, an increase of 356% from September 30, 2002. Accounts Receivable at September 30, 2003 was $5,772, an increase of 215% from September 30, 2002 and 95% from December 31, 2002. The increase in Accounts Receivable was due to the increase in international net sales with their longer collection period. Inventories at September 30, 2003 were $1,790, an increase of 102% from December 31, 2002. The increase in inventories was due to the increase in orders. A total of $567 has been spent on capital improvements during the first nine months of 2003. Cash flow from operations for the nine months ending September 30, 2003 was $3,266. TVI has a line of credit in the amount of $850,000 with Bank of America. As of September 30, 2003, there were no borrowings against the line.

Internal cash generation combined with currently available cash and available borrowing facilities are expected to be sufficient to fund investments in working capital to support increased business, and additional capital expenditures. The Company seeks to expand by acquisition as well as by growing its existing business.

Operating Improvements

The Company has spent $567 in capital improvements to increase operating efficiency and quality. Additional improvements in efficiency and quality are expected in the fourth quarter of 2003 as a result of the capital improvements.

Item 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). . In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company's President and Chief Executive Officer and principal Financial Officer concluded that the Company's disclosure controls and procedures were adequate at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification  Pursuant  to 302 of the  Sarbanes-Oxley  Act of
                  2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification  Pursuant  to 906 of the  Sarbanes-Oxley  Act of
                  2002

(b) Reports on Form 8-K.

On July 23, 2003, TVI Corporation filed an 8-K that reported the Company's dismissal of Aronson & Company, its then-current independent public accountant, and the appointment of Stegman & Company as the Company's new independent public accountant. Aronson & Company's reports on the Company's financial statements for the past fiscal year ending December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On August 5, 2003, TVI Corporation filed an 8-K that contained a press release issued that day in connection with the announcements of its second quarter 2003 earnings.

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

                                      TVI CORPORATION
                                      (Registrant)

Date:  November 11, 2003               /s/THOMAS K. PLUNKETT
                                      -----------------------------------------
                                      THOMAS K. PLUNKETT, Vice President Finance
                                       and Treasurer

Date:  November 11, 2003               /s/RICHARD V. PRIDDY
                                      -----------------------------------------
                                      RICHARD V. PRIDDY, Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit
Number                                Description
------                                -----------

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