Form 10KSB
period 2003-12-31
TVI CORP
filed 2004-03-30
CIK 352079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

                      [X] ANNUAL REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (Fee Required)
                  For the calendar year ended December 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


Revenues for the issuer's most recent fiscal year ended December 31, 2003 are $27,217,526. As of March 16, 2004 there were 28,562,335 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates as of such date was approximately $93,576,740.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

A.  Business Development

Organization
TVI Corporation ("TVI" or the "Company") was incorporated under the laws of Maryland on January 28, 1977.

Bankruptcy
The Company has not been subject to any bankruptcy, receivership or similar proceedings within the past three years.

Significant Asset Changes
Within the past three years the Company has not been party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

B.  Business of Issuer

TVI Corporation , located in Glenn Dale, Maryland, is a global supplier of equipment for first responders, military, and public health agencies. The Company designs, fabricates, and markets final products and systems both through distributors and directly to end users. TVI's principal products are rapidly deployable first responder systems designed to serve the counter-terrorism, military, public safety, fire service and hospital markets. The Company's core systems are fabric shelter structures which employ the Company's proprietary articulating frame. The Company also sells a line of thermal products, which includes targets, IFF devices, beacons and markers, and decoys. The Company's product strategy is to enlarge each product family by both internal and external means, and to modify and create versions, which will have utility for clients in all of its major market segments.

TVI's primary product offerings are rapidly deployable shelter and decontamination systems for the domestic and international first responders. Over the past two years, TVI has experienced rapid growth, attributable to international, federal, state and municipal government spending in response to WMD and terrorist threats. TVI's products have expanded to include Chem/Bio Isolation systems for hospitals and first responders, trailerized first responder products, crime scene investigation systems for police and mobile hospitals. TVI's products, and others of their kind, represent integral components of standard decontamination procedures.


The Company's product strategy is to continue to expand each product family by both internal and external means, and to continue to upgrade and improve the performance of existing product lines, so that end users in all of TVI's major market segments will have access to the latest technology and will continue to upgrade their current stock with more advanced products. In addition, the Company plans to add related new products, which can also be sold to the first responder and military markets.

The industry in which TVI operates is highly fragmented, yet growing rapidly in order to meet the demands of the recently defined but permanent First Responder Market within the Homeland Security Industry. In 2003 TVI captured a leading share of the domestic and international market. Of the 21 states that standardized on single decontamination systems which they do to insure interoperability and simplify mutual aid among the various counties, cities and agencies that support first responders--13 states (62%) chose TVI. Further, the United Kingdom purchased TVI products to deploy nationwide. In 2004, the United Kingdom, Italy and Australia all placed new orders for TVI's products.

TVI's quarterly revenues have grown nearly ten fold in three years from approximately $750,000 in the fourth quarter of 2000, to nearly $7.6 million in the fourth quarter of, 2003. Profits have increased as well growing from a break even in the fourth quarter of 2000 to $1.6 million in the fourth quarter of 2003.

Products Offered

TVI designs, manufactures, and markets two different product groups; rapidly deployable first responder shelter systems to the commercial, government, and military market place; thermal targets, landing zone markers and identifiers for the military and police.

First Responder Systems
-----------------------

TVI provides its first responder customers with fully integrated total solution systems for decontamination, command and control, forensic investigation, disaster assistance, communication centers, and patient isolation. The core element of TVI's system is the patented articulating frame shelter that allows the deployment of a rigid, very strong shelter in seconds. Supporting equipment which completes the system includes lighting, water heaters, air heaters, power generators, flooring, trailers, and air filtration elements.

The shelter systems include Decontamination Systems, Chemical and Biological Isolation Systems, Mobile Hospital, Command and Control Shelters, and Crime Scene Management and Investigation Systems.

         o        Decontamination Systems:

TVI's decontamination systems facilitate the decontamination of people that have been exposed to toxic compounds, to include Nuclear, Biological and Chemical
(NBC) agents. Contamination can be the result of any catastrophic event including natural disasters (tornadoes or hurricanes), industrial incidents (chemical spills), or acts of terror.

         The  structure  of the TVI  decontamination  system is  provided  by an articulating exoskeleton, which easily and rapidly expands into a shelter. These shelters are equipped with pre-plumbed shower accessories (body sprays and hand sprayers) and curtains. The curtains give privacy to the users, keep the contaminants from traveling from the hot (contaminated) side of the shelter to the cold (decontaminated) side, and insure a more efficient decontamination. Heaters, lights, air conditioners, basins, pumps, waste containment equipment, chemical mix agents, stretchers and hoses complete the system.

TVI also markets trailerized first responder systems customized to customers requirements. These trailer systems provide for portability, on site power generation, air conditioning, lighting, water, and NBC filtration.

         o        Chemical and Biological Isolation Equipment

TVI designs, manufacturers and sells the AEGIS Chem Bio System(TM), which is targeted at the health care and military markets. Built to help lessen exposure during a chemical and/or biological incident, the AEGIS system couples TVI's articulating frame technology with leading edge military grade (US Army Soldier and Biological Chemical Command (SBCCOM) tested) filtration equipment and quickly deploys to capture and isolate any airborne contaminants, both biological and chemical. Newly introduced this last year, TVI has already sold these systems to several influential customers.

         o        Mobile Hospital System

TVI offers the public health market large rapid deploy hospital systems designed to be used either as surge capacity or field hospitals. Although newly developed, both California and West Virginia have placed orders for these mobile hospitals.

         o        Command and Control Shelters

Command and Control Shelters are purchased either stripped down or fully outfitted. The stripped down version offers the user protection from wind and rain. The fully equipped systems include air conditioning, heat, integrated ground cover, twin insulating walls, lighting, windows with screens and cover and multiple doors both at the ends and on the sides. Typically these shelters are designed to incorporate all command communications equipment including furniture. They are often attached to mobile hard sided systems and provide the user additional space. Customers include the military, police, first responders and others, such as State Farm or the Red Cross, in need of rapidly deployable field facilities.

Infrared Products
-----------------

TVI's Infrared Products group designs and manufactures thermal targets, thermal range markers and a number of new infrared marking and signaling devices for the military and law enforcement markets. Infrared products are the original products designed, patented, and produced by TVI starting in 1977.

IR Thermal Target

TVI is the key primary source for thermal targets for the U.S. Army ranges. TVI's targets simulate the thermal signature of tanks, personnel, and other equipment; and are used on military ranges for training personnel with the growing number of weapons systems that incorporate a thermal sight.

Infrared Raised Angle Marking System (IRAMS)

The rapid adoption of Forward Looking Infrared (FLIR) systems and other thermal imagers by both the military and law enforcement markets has created new opportunities for thermal marking products. TVI is leveraging its market leading position and 23 years of experience in infrared products to capitalize on the growing demand for infrared marking and signaling devices.

Identification Panels (IFF)

Newly introduced, these Vehicle Identification Panels are used for marking military tanks, HMMWV's, trucks, and other vehicles to identify them as friendly vehicles to attack aircraft and ground vehicles.

These new Infrared systems fill product niches for the U.S. Military and are currently being deployed in Iraq and Afghanistan. These new products are designed to function with all (FLIR) systems and night vision goggles already deployed in the field, making the integration of this new technology seamless.

Distribution Method

TVI distributes its products nationally through Fisher Scientific and EAI/REC Ind. Fisher Scientific is the leading distributor of safety products in the United States, and Prime Vendor Safety Products provider for the US Government. REC is also a Prime Vendor for Military Safety and WMD products.

In addition to these companies, TVI has seven direct sales personnel located throughout the US. Internationally TVI uses Professional Protection Systems LTD to distribute products throughout Europe. OPEC Systems, located in Australia, provides distribution to the Pacific and Far East.

Competitors

Rapidly deployable decontamination systems generally utilize two main types of shelters, air beam and rigid articulating frame. The products differ in the composition of the skeletal system that provides the rigidity to the fabric skin. The skeleton comprised of rigid rods and hinges is known as an articulating system, while those made up of inflatable air chambers (similar to river rafts or Zodiac boats) are known as an air beam system.

TVI utilizes an articulating frame system for its products. The Company believes the articulating frame has significant advantages over the air beam system. Most significantly, it requires no additional set up equipment such as air tanks or compressors or electric blowers. In addition, it does not sag over time or require re-inflation.


Four of TVI's competitors use an air beam skeleton, Zumro (domestic), Aireshetlta (UK), ACD (Netherlands) and Hughes Safety Showers (UK). One competitor, DHS Systems, LLC, manufactures an articulating product similar to ours. Reeves, a value added private label distributor, supplies the DHS product in addition to an air beam product made by Aireshelta.

The  final   shelter   construction   type  sold  into  this   industry   has  a
self-supporting shell. The product relies on an accordion style corrugated plastic, and the only manufacturer that uses this system is Unifold, and Ferno MIR distributes the product.


Manufacturing Operations

TVI manufactures all of its systems at its manufacturing facility in Glenn Dale, Maryland. In 2003 all production was within a leased facility with approximately 58,000 square feet of manufacturing space. In March, 2004, an additional 21,000 square feet of manufacturing space was leased within our existing facility. Total manufacturing space is now 79,000 square feet. The company is in the process of leasing an additional 33,000 square feet for expansion of its product line. All of this space will be in the same facility that serves as TVI's headquarters.

The company implemented various levels of automation in 2003 which will improve floor space utilization.

Raw Materials

The Company uses only commercially available materials in the manufacture of its products.

Customer Dependency

Approximately 41% and 34% of 2003 sales were made through the Company's top two distributors, respectively. In most instances TVI delivers products directly to end users.

Patents, Trademarks, Licenses, etc

The Company has various patents, trade secrets, trademarks and other rights for its products, services and processes. The Company was granted a patent on its articulating shelter frame in 1999, and on a collapsible display framework in 2001. Patent applications have been filed and are pending for a new line of decontamination systems incorporating integrated decontamination plumbing into the shelter canopy, a new, rapidly deployable containment device, and a new, rapidly deployable roller transfer device, the latter of which has been allowed by the United States Patent and Trademark Office. Two patent applications have also been filed relating to IR targets and marking systems. There are no active royalty or licensing agreements for our products, and there are no labor contracts. The Company has common law rights in certain of its trademarks and has applications currently pending with the U.S. Patent and Trademark Office for two of such trademarks.

Need for Government Approval

There are no material requirements for Government approval for any of the Company's principal products. However, the Company's targets and decoys are covered by the International Traffic in Arms Regulations (ITAR), and the Company must obtain approval from the U. S. State Department to sell such products to foreign buyers. The Company is currently licensed by the State Department.

Effect of Government Regulations

The Company is subject to various regulations including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company's business.

R&D Activities

The Company spent $161,000 and $18,000 for Research & Development in 2003 and 2002 respectively.

Impact of Environmental Laws

The Company has not experienced any specific costs associated with compliance with environmental laws.

Total Employees

At year-end 2003 the Company had 133 employees. The Company believes that it has good relations with its employees.

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

Sales for the years ended December 31, 2003 and 2002 included approximately $11,180,000 and $3,600,000, respectively, to the Company's largest customer in each year. These sales represented 41% and 33% of total sales for the years ended December 31, 2003 and 2002, respectively.

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

We generally sell our shelter, decontamination systems and most other products pursuant to purchase orders issued by the purchasing party. Although we attempt to ensure that the terms of such purchase orders are acceptable to us, some purchase orders may contain unfavorable terms, such as a cancellation right at any time prior to final product delivery.

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

The Securities and Exchange Commission has adopted so-called "penny stock" regulations which impose special sales practice requirements on broker/dealers who sell such securities to certain persons. While our Common Stock is trading above $3.00 a share it is still traded on the Over The Counter Bulletin Board and should it fall in the future may be subject to these rules. Consequently, these rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our Common Stock to resell their shares in the secondary market.

ITEM 2.  DESCRIPTION OF PROPERTY

Principal Plant. The Company leases space to house its administrative and manufacturing activities. During 2003 the facility consisted of about 63,800 square feet, of which about 58,000 was used as manufacturing space. In March, 2004 an additional 21,000 square feet of manufacturing space was leased . The address of the facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

Investment Policies. The Company has made no investments in real property, real property mortgages or other securities of or interests in persons primarily engaged in real estate activities in the preceding three years.

Description of Real Estate. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

Pending Proceedings. There are no material pending legal proceedings that are required to be described.

Pending Government proceedings. The Company is not aware of any pending or contemplated proceeding by a government authority in 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. The Company's Common Stock is quoted on, and trades are executed through, the OTC Bulletin Board under the symbol "TVIN." The following table provides information on market prices for the periods indicated. Market prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions:


                            2003

           1st Qtr.  2nd Qtr.   3rd Qtr.  4th Qtr.

Low          .82      1.07       1.06      1.12

High        1.67      1.77       1.44      3.29

                             2002
           1st Qtr.  2nd Qtr.   3rd Qtr.  4th Qtr.

Low           .18      .18        .33       .43
High          .29      .41        .65      1.29

Holders. The Company had an estimated 3,100 holders of record of its Common Stock in January 2004. Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by the Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

(A) Year Ending December 31, 2003 vs. Year Ending December 31, 2002 ($ In Thousands)

NET SALES

Net sales increased 145% for the year ending December 31, 2003, growing from $11,128 for the year ending December 31, 2002 to $27,218 for the year ending December 31, 2003. The sales increase was primarily attributable to a 61% increase in domestic decontamination sales and $9.3 million in sales to Her Majesty's Fire Service through our distributor in the UK, Professional Protection Systems. Large decontamination sales were made to The Commonwealth of Massachusetts, the State of Washington, the State of California, the District of Columbia, and the Department of Defense.

GROSS PROFIT

Gross profit remained strong at 53% of net sales for the year ending December 31, 2003-the same rate as for the year ending December 31, 2002. In the fourth quarter of 2003 the Company estimated its accrued warranty liability at $996 for equipment sold during the year ended December 31, 2003. This increased the cost of sales for the fourth quarter and year ended December 31, 2003 by $920. $727 of this liability was necessary to provide for anticipated future warranty costs associated with equipment sold to a major customer. As a result the fourth quarter gross profit as a percent of net sales was 48%. Without this warranty expense associated with the major customer, the gross profit percent would have been 55% for the year and 58% for the fourth quarter.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative (SG&A) expense was $6,248 for the year ending December 31, 2003, an increase of 122% from the year ending December 31, 2002. The increase was a result primarily of an increase in employee and facility related costs to support the sales growth. SG&A expense as a % of net sales decreased to 23% for the year ending December 31, 2003 from 25% from the year ending December 31, 2002.

OPERATING INCOME

Operating income increased by $4,968 to $8,040 for the year ending December 31, 2003, from $3,072 the prior year. Operating profit as a % of net sales increased to 29.5% for the year ending December 31, 2003 from 27.6% for the year ending December 31, 2002.

INCOME TAX

While 2003 income was taxed at standard rates, the full year of 2002 included a non-recurring gain from the capitalization of deferred tax assets consisting primarily of net operating loss carryforwards, that contributed $1.4 million to net income and $0.05 to per share earnings. In 2002, the benefit of loss carry forwards from earlier years offset 2002 income.

NET INCOME

Net income increased to $5,367 for the year ending December 31, 2003 from $4,431 for the year ending December 31, 2002. While 2003 income was taxed at standard rates, 2002 included a non-recurring gain from the capitalization of a deferred tax asset that contributed $1.4 million to net income and $0.05 to per share earnings. Net Income as a % of net sales was 20% for the year ending December 31, 2003 as compared to 40% for the year ending December 31, 2002.

(B)      LIQUIDITY

Management measures the Company's liquidity on the basis of its ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and the Company's ability to attract long-term capital with satisfactory terms.

Strong internal cash generation together with currently available cash and investments, available borrowing facilities, and an ability to access credit lines if needed, are expected to be more than sufficient to fund operations, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. A significant acquisition may require additional borrowings, equity financing or both.

Working capital was $11,369 at December 31, 2003 , up from the $6,053 at December 31, 2002. Cash at December 31, 2003 was $7,592, an increase of 370% from December 31, 2002. Accounts Receivable at December 31, 2003 was $4,214, an increase of 42% from December 31, 2002. The increase in Accounts Receivable was due to the increase in sales.

Days Sales Outstanding at December 31, 2002 were 45, an improvement of 9 days from the prior year. Cash flow from operating activities for the year ending December 31, 2003 was $6,463 up from $1,493 for the year ending December 31, 2002.

The line of credit arranged with Bank of America was increased to $850. As of December 31, 2003 there were no borrowings against the line.

Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Company's financial statements.

Use of Estimates

The Company is required to make estimates and judgments in the preparation of its financial statements. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company's financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management's judgment.

Inventory  Valuation

The Company routinely evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on management's judgment and use of estimates, including sales forecasts, historical usage , planned dispositions of materials, product lines, technological events and trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

Excess inventory is generally identified by comparing historical and future expected inventory usage to actual on-hand quantities. Reserves are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) inventory usage levels forward to future periods.

Credit  and  Collections

The Company maintains allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make required payments, the Company may be required to record additional allowances for doubtful accounts.


Contingent Liabilities

The Company is subject to proceedings, lawsuits, warranty and other claims or uncertainties related to environmental, legal, product and other matters. The Company routinely assesses the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis.. The required reserves may change in the future due to new developments.


(C)      Known, Trends Events and Uncertainties

Prior to the events of September 11, 2001 there was relatively little public focus given to chemical or biological defense initiatives. Now the realization that we must be prepared as a nation has been clearly been realized within the Public Safety marketplace. Increased funding by various public safety organizations such as fire departments, police departments, hazmat first responders, and hospital safety organizations, has dramatically improved market conditions. There will be a limited window of opportunity to solidly establish ourselves in the marketplace. Improving our position in the market by improving our distribution channels will be a key focus for the coming year.

TVI in 2003 initiated shipments of its AEGIS CHEMBIO SYSTEM. This system is targeted at the healthcare and military markets. It is designed to help lessen exposure during a chemical and/or biological incident. The AEGIS SYSTEM quickly deploys into a large 10 foot by 20 foot isolated environment helping to segregate and encase any airborne contaminants, both biological and chemical. This system interfaces our rapidly deployable shelter with high efficiency filtration equipment to create an immediate clean air safe zone. This product line will position on the Company or healthy growth in the coming year.

With the increased demand for our products due to our unique position in the marketplace, we believe that the Company must also continue to build infrastructure to provide the organization and systems to supply product to the marketplace. During 2003 the Company added human resources in Sales, Sales Support, Manufacturing and Administration to provide necessary infrastructure to provide for growth. Business Systems were upgraded in 2003 by implementing an enterprise wide business system to provide the financial and business processes we need to grow. We believe that this will provide a more robust operation, which will provide us the foundation to handle the expected growth in 2004.

We believe that the Company has adequate production equipment to support its current level of operations. The Company spent $610 on property and equipment in 2003. A number of additional pieces of production equipment were acquired during 2003, and were paid for from operating funds. This equipment has resulted in increased financial performance. The Company will invest in additional equipment to meet efficiency and delivery requirements should its production levels increase significantly. It intends to purchase any such equipment from operating funds.

There are no significant seasonal aspects to the Company's operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training.

ITEM 7 - FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS



                                                                          Page

INDEPENDENT AUDITORS' REPORT                                               21

INDEPENDENT AUDITORS' REPORT                                               22


FINANCIAL STATEMENTS


Statements of Income                                                       23

Balance Sheets                                                             24

Statements of Cash Flows                                                   25

Statements of Changes in Stockholders' Equity                              26-27


NOTES TO FINANCIAL STATEMENTS                                              28-38

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
TVI Corporation
Glenn Dale, Maryland


         We have audited the accompanying balance sheet of TVI Corporation as of December 31, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TVI Corporation at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.







Stegman & Company
Baltimore, Maryland
February 2, 2004

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




ARONSON & COMPANY

Rockville, Maryland
January 29, 2003


TVI CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002.
(In thousands, except per share data)


                                                                  2003         2002
                                                               ----------   ----------
NET SALES                                                      $   27,218   $   11,128

COST OF SALES                                                      12,930        5,239
                                                               ----------   ----------

GROSS PROFIT                                                       14,288        5,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        6,248        2,817
                                                               ----------   ----------

OPERATING INCOME                                                    8,040        3,072
                                                               ----------   ----------

OTHER INCOME (EXPENSE)
Interest income                                                        25            7
Interest expense                                                        0          (11)
Other (expense)/income                                                  5
                                                               ----------   ----------
                                                                                    (7)
Total other income                                                     18            1
                                                               ----------   ----------

INCOME BEFORE INCOME TAXES                                          8,058        3,073

Provision/(benefit) for income taxes                                2,691       (1,358)
                                                               ----------   ----------
NET INCOME                                                     $    5,367   $    4,431
                                                               ==========   ==========

BASIC EARNINGS PER COMMON SHARE                                $    0.197   $    0.168
                                                               ==========   ==========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                   27,249       26,321
                                                               ==========   ==========

DILUTED EARNINGS PER COMMON SHARE                              $    0.182   $    0.155
                                                               ==========   ==========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                   29,470       28,546
                                                               ==========   ==========


TVI CORPORATION
BALANCE SHEETS
DECEMBER 31, 2003 and 2002
(in thousands)

Assets                                                                      2003        2002
                                                                          --------    --------
CURRENT ASSETS
Cash and cash equivalents                                                 $  7,592    $  1,615
Accounts receivable less allowance for doubtful accounts (2003-$164,         4,214       2,964
2002-$109)
Inventories                                                                  2,028         887
Deferred income tax assets                                                     386       1,358
Prepaid expenses & other current assets                                        352         111
                                                                          --------    --------
              Total current assets                                          14,572       6,935
                                                                          --------    --------

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net                                             638         153
                                                                          --------    --------

OTHER ASSETS
Patents, net                                                                   109          88
Other assets                                                                    24          24
                                                                          --------    --------
              Total other assets                                               133         112
                                                                          --------    --------

TOTAL ASSETS                                                              $ 15,343    $  7,200
                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade                                                  $  1,145    $    580
Accrued liabilities                                                          2,058         302
                                                                          --------    --------
              Total current liabilities                                      3,203         882
                                                                          --------    --------
TOTAL LIABILITIES                                                            3,203         882
                                                                          --------    --------

STOCKHOLDERS' EQUITY
Preferred stock                                                                 53          53
$1 par value; authorized 1,200,000 shares issued and outstanding 53,097 and53,097 shares in 2003 and 2002 respectively
Common stock                                                                   279         269
$0.01 par value; 98,800,000 and  45,000,000 shares authorized,
27,722,669 and 26,899,036 issued and outstanding in 2003 and 2002 respectively
Additional paid-in-capital                                                  12,821      12,376
Accumulated deficit                                                         (1,013)     (6,380)
                                                                          --------    --------

TOTAL STOCKHOLDERS' EQUITY                                                  12,140       6,318
                                                                          --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 15,343    $  7,200
                                                                          ========    ========

TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

CASH FLOW FROM OPERATING ACTIVITIES                         2003         2002
                                                         ---------    ---------

Net Income                                               $   5,367    $   4,431

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                 141           54
 Deferred income taxes                                       1,267       (1,358)
 Notes receivable write-off                                   --             28
 Stock based compensation                                       34           69
 Increase in accounts receivable                            (1,250)      (1,799)
 Increase in inventories                                    (1,142)        (175)
 Increase in prepaid expenses and other current assets        (275)         (67)
 Increase decrease in other assets                            --             (9)
 Increase in accounts payable                                  565          230
 Increase in accrued liabilities                             1,756           89
                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    6,463        1,493

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of intangible assets                                 (36)         (34)
 Purchase of property, plant and equipment                    (610)         (62)
                                                         ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                         (646)         (96)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in notes payable/debentures                         --           (192)
 Issuance of common stock                                      160           88
 Principal payments on long-term obligations                  --            (15)
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                     160         (119)
                                                         ---------    ---------
NET INCREASE IN CASH                                         5,977        1,278
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,615          337

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $   7,592    $   1,615
                                                         =========    =========


The company paid the following for interest and income taxes during the years ended December 31, 2003 and 2002.

                                                            2003         2002
                                                         ---------    ---------

Interest                                                 $       0    $      84
Income taxes                                             $   1,290    $       0


TVI CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY For the Years Ended December 31,
2003 and 2002 (In thousands, except share data)

                                                Preferred Stock            Common Stock      Additional Paid in
                                                                                                        Capital
Balance December 31, 2001                                    55                     254                  12,232

525,000 of common shares issued upon                                                  5                      34
exercise of options by Board of Directors
members
425,000 of common shares issued upon                                                  4                      30
exercise of options
250,000 of common shares issued upon                                                  3                      12
exercise of options
Issuance of 250,000 shares of common stock                                            3                      66
for Board of Directors member retainers

1,500 shares of preferred stock converted                    (2)                      0                       2
to 3,000 shares of common stock
                                             ------------------      ------------------      ------------------
Balance December 31, 2002                                    53                     269                  12,376

200,000 of common shares issued upon                                                  2                       6
exercise of options by Board of Directors
members
170,000 of common shares issued upon                                                  2                      28
exercise of options by officers
653,000 of common shares issued upon                                                  6                     116
exercise of options
Income tax benefit from exercise of stock
options                                                                                                     295
                                             ------------------      ------------------      ------------------
Balance December 31, 2003                    $               53      $              279      $           12,821


TVI CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31,
2003 and 2002. (In thousands, except share data)
                                                                               Accumulated    Total Equity
                                                                                 Deficit
Balance December 31, 2001                                                        (10,811)          1,730

525,000 of common shares issued upon exercise of options by Board of
Directors members                                                                     39

425,000 of common shares issued upon exercise of options                              34

250,000 of common shares issued upon exercise of options by officers
                                                                                                      15

Issuance of 250,000 shares of common stock for Board of Directors member
retainers                                                                             69

Net Income for 2002                                                                4,431           4,431
                                                                           -------------    ------------

Balance December 31, 2002                                                         (6,380)          6,318

200,000 of common shares issued upon exercise of options by Board of
Directors members                                                                      8

170,000 of common shares issued upon exercise of options by officers
                                                                                                      30

653,000 of common shares issued upon exercise of options                             122

Income tax benefit from exercise of stock options                                    295

Net Income for 2003                                                                5,367           5,367
                                                                           -------------    ------------

Balance December 31, 2003                                                  $      (1,013)   $     12,140
                                                                           -------------    ------------

TVI CORPORATION

Notes to Financial Statements For The Years Ended December 31, 2003 and 2002 (In thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION.

TVI Corporation ("TVI" or the "Company") was incorporated under the laws of Maryland on January 28, 1977. TVI Corporation is a leading supplier of chemical/biological decontamination systems for the military, public health, and first response agencies, rapidly deployed shelters for commercial and military applications, and thermal targets for military training and testing.

Products Offered

TVI designs, manufactures, and sells rapidly deployable integrated shelter systems to the commercial, government, and military market place. The core component of the product line is the rapidly deployable shelter, with its patented articulating frame. TVI also designed and manufactured the key components used with our shelters which are required to make integrated system for decontamination, command control, forensic investigation, disaster assistance, communication centers, patient isolation. In addition to shelters, we supply lighting, water heaters, air heaters, power generators, flooring, trailers, and air filtration units. Approximately 94% of revenues are from the shelter and decontamination shelter product line and 4% from thermal targets

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to previously reported amounts to conform with 2003 classifications.

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

Warranty Liability

Accruals for warranty liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the liability can be reasonably estimated based on existing information.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes and loans payable, and accrued expense obligations approximate fair value due to the short term nature of their underlying terms.

Research and Product Development Costs

Research and product development expenditures are charged to operations as incurred. During 2003 and 2002, $161 thousand and $18 thousand, respectively, were expensed.

Advertising Costs

The Company expenses advertising costs as incurred. During 2003 and 2002, $392 thousand and $138 thousand, respectively, were expensed.

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

                                                                         2003         2002
                                                                      ---------   ----------
Net income as reported                                                $   5,367   $    4,431
Add: Stock based employee compensation included in net income
as reported, net of related tax effects                                    --           --
Deduct: Stock based employee compensation determined under
fair value based methods for all awards, net of related tax effects        (168)         (10)
Proforma net income                                                   $   5,199   $    4,421
                                                                      =========   ==========

Net income per common share as reported:
Basic                                                                 $   0.197   $    0.168
                                                                      =========   ==========
Diluted                                                               $   0.182   $    0.155
                                                                      =========   ==========

Proforma net income per common share:
Basic                                                                 $   0.185   $    0.168
                                                                      =========   ==========
Diluted                                                               $   0.176   $    0.155
                                                                      =========   ==========

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on TVI's common stock:

                                                For the Year Ended
                                                 2003         2002
        Risk-free interest rate                 2.47%        1.60%
        Expected volatility                    81.44%          10%
        Expected life (in years)                    5            5
        Expected dividend yield                 0.00%        0.00%


The weighed average fair value of options granted during 2003 and 2002 were $0.87 and $0.22 respectively.


                     STOCK OPTIONS GRANTED TO NON-EMPLOYEES

TVI accounts for its stock-based awards issued to non-employees in return for services using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that services have been completed or on the performance commitment date, whichever is earlier (the "measurement date"). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense in the accompanying statements of income over the vesting period.

Earnings Per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued and the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In November 2002, the FASB issued and the Company adopted Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued and the Company adopted Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This interpretation provides new accounting guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest and results of operation of a VIE need to be included in a Company's consolidated financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. These provisions of SFAS No. 150 are effective for financial statements for fiscal years ending after June 15, 2003. The application of SFAS No. 150 did not have a material impact on the Company's operations.


2.       INVENTORIES

Inventories as of December 31, 2003 and 2002, consists of:

                                        2003       2002
                    Finished goods    $     25   $     15
                    Work In process        329         71
                    Raw materials        1,498        734
                    Other                  176         67
                    Total                 --         --
                                      $  2,028   $    887
                                      ========   ========

Other inventories consist of field service, demonstration and other sales support inventory.
At December 31, 2003 and 2002, inventory reserves for excess and obsolete inventories were $532 thousand and $205 thousand respectively.


3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2003 and 2002, consists of:

                                                 Years    2002      2003
      Furniture and fixtures                       7    $    75   $    13
      Motor vehicles                               5         48        28
      Plant machinery and equipment                7        801       364
      Other - leasehold Improvements               3         91         0
                                                        -------   -------
                                                        $ 1,015   $   405


      Less: accumulated depreciation                       (377)     (252)

      Net property, plant and equipment                 $   638   $   153
                                                        =======   =======

Other property, plant and equipment, consists of leasehold improvements to the administration and production facility that the company is currently leasing. Depreciation expense charged to operations was $125 thousand in 2003 and $48 thousand in 2002.

4.       PATENTS

Patents as of December 31, 2003 and 2002, consist of :

                                     2003       2002
              Patents, at cost     $   143    $   106
              Less: amortization       (34)       (18)
                                   -------    -------

              Net Patents          $   109    $    88
                                   =======    =======

Amortization expense charged to operations was $ 16 thousand in 2003 and $ 6 thousand in 2002.


5.       ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2003 and 2002, consists of:

                                                        2003       2002
          Accrued salaries                            $    133   $     43
          Accrued leave                                     88         48
          Accrued professional expenses                     85         29
          Accrued commission and bonuses                   169        135
          Accrued expenses - suppliers                      65         41
          Accrued warranty cost                            996          0
          Deferred revenue and customer prepayments        369          0
          Accrued taxes                                    145          0
          Accrued - other                                    8          6
                                                      --------   --------
          Total                                       $  2,058   $    302
                                                      ========   ========



6.       NOTES PAYABLE AND LINE OF CREDIT

At December 31, 2003, the Company had available an $850 thousand revolving line of credit that expires on May 31,2004. The line of credit is secured by all accounts receivable. Borrowings under the credit facility bear interest at the bank's prime rate per annum. As of December 31, 2003, there were no borrowings outstanding under this line of credit.

7.       COMMITMENTS

Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through March 31,2008. Certain of these leases are subject to escalation clauses. The following is a schedule by years of the approximate future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2003:

For Year Ending December 31,
2004                                          $     463
2005                                                487
2006                                                466
2007                                                463
2008                                                472
2009 and beyond                                       0
Total minimum lease obligations               ---------
                                              $   2,351
                                              =========

Total rental expense under all leases charged to operations for the years ended December 31, 2003 and 2002 totaled $343 thousand and $88 thousand, respectively.


8.       INCOME TAXES

Income tax expense reconciled to the tax computed at statutory rates is as follows:


                                                             2003        2002
                                                           --------    --------
Federal taxes at statutory rates                           $  2,740    $  1,045
State income taxes, net of federal benefit                      329         142
Change in valuation allowance                                     0      (2,555)
Extraterritorial deduction                                     (322)          0
Other                                                           (56)         10
                                                           --------    --------
Provision for income taxes (benefit)                       $  2,691    $ (1,358)

The components of the deferred tax asset at December 31, 2003 and 2002, are as follows:

Deferred tax assets (liabilities)                            2003        2002
                                                           --------    --------
         Net operating loss carry-forward                  $      0    $  1,249
         Depreciation differences                               (96)        (22)
         Vacation pay differences                                34          10
         Inventory allowance for obsolescence                     0          79
         Allowance for doubtful accounts                         63          42
         Accrued liability for warranties                       385
Net deferred tax asset                                         --          --
                                                           $    386    $  1,358
                                                           ========    ========


9.       STOCK OPTION PLANS

The Company has stock option plans for directors, officers and employees, that provide for non- qualified and incentive stock options. At December 31, 2003, up to 10,000,000 shares of the Company's common stock may be granted under its Amended and Restated 1998 Stock Option Plan. The 1998 Plan expires on May 7, 2008. Incentive stock options may be granted to purchase shares of common stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Board. Options granted generally vest over a period of two to three years. No compensation expense has been recognized for options issued under the plans for the years ended December 31, 2003 or 2002. The Company has granted to directors, officers and key employees options to purchase its common stock. 860,000 options were granted in 2003. 125,000 were to directors, 20,000 to another company, and the remainder to employees. The options were exercisable at prices ranging from $0.60 to $2.01 per share. At December 31, 2003 there were 2,671,000 options outstanding with an average exercise price of $0.52 per share and 2,178,000 were exercisable.

A summary of the activity by year under the option plan follows:

                                                         Option         Weighted
                                         Number           Price          Average
                                           of           Per Share         Option
                                         Shares           Range           Price
Outstanding at December 31, 2001       3,770,000       0.05-0.133         0.097
Granted                                  749,000        0.1-0.625         0.338
Exercised                             (1,200,000)      0.05-0.115         0.074
Canceled or expired                     (410,000)      0.08-0.237         0.129
Outstanding at December 31, 2002       2,909,000      0.075-0.625         0.167

Granted                                  860,000        0.60-2.01         1.359
Exercised                             (1,023,000)       .075-1.45         0.169
Canceled or expired                      (75,000)      0.113-1.47         1.018
Outstanding at December 31, 2003       2,671,000       0.075-2.01         0.515


The following table summarizes information about stock options outstanding at December 31, 2003:

               Options Outstanding                            Options Exercisable
---------------------------------------------------  -------------------------------------
                             Weighted                               Weighted
                             Average     Weighted                   Average     Weighted
                            Remaining    Average                   Remaining    Average
  Exercise       Number        Life      Exercise       Number        Life      Exercise
Price Range   Outstanding    (Years)      Price      Outstanding    (Years)      Price
------------  -----------  ---------- -------------  -----------  ---------- -------------
$0.075-0.133    1,362,000       1.29         $0.11     1,362,000       1.29         $0.11
  0.21-0.625      541,000       3.21          0.31       503,000       3.32          0.31
   1.01-1.34      330,000       4.24          1.20       205,000       4.37          1.19
   1.45-2.01      438,000       4.45          1.53       108,000       4.55          1.58
              -----------  ---------- -------------  -----------  ---------- -------------
                2,671,000       2.55          0.52     2,178,000       2.19          0.33


10.      CONCENTRATION OF CREDIT RISK

The Company's cash balances in financial institutions at times may exceed federally insured limits. At December 31, 2003 and 2002, the corporation's uninsured cash balances totaled $7,400 thousand and $1,400 thousand, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

11.      SIGNIFICANT CUSTOMERS

Sales for the years ended December 31, 2003 and 2002 included approximately $ 11,100 thousand and $ 3,600 thousand, respectively, to the Company's largest customer in each year. These sales represented 41% and 33% of total sales for the years ended December 31,2003 and 2002 respectively. Sales of $9,300 thousand were made to the Company's second largest customer in 2003.

12.      EMPLOYEE BENEFIT PLANS

The  Company  has a  401(k)  plan  for  all  eligible  employees.  The  matching contribution to the plan is a fixed percentage of the participants' compensation. The matching contributions made by the Company for the years ended December 31, 2003 and 2002 approximated $31 thousand and $ 0, respectively.

13.      PREFERRED STOCK

The Company has 53,097 shares of preferred stock $1.00 par value. The shares are convertible to common stock at two common for one preferred.

14.      LEGAL MATTERS

As of December 31, 2003, there were no pending legal matters.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Independent Accountants. Upon the recommendation of the Audit Committee of the Board of Directors of TVI Corporation (TVI), TVI's Board of Directors decided to dismiss the Company's independent public accountant.

Stegman & Company is the new independent public accountant, succeeding Aronson & Company. Aronson & Company's reports on the Company's financial statements for the fiscal year ending December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Except as set forth in the following paragraph, in connection with the audit for the fiscal year ending December 31, 2002 and the subsequent period through the date of cessation of the relationship with Aronson & Company, there have been no disagreements with Aronson & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Aronson & Company, would have caused Aronson & Company to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements.

In its initial filing of the Company's annual report for 2002 on SEC Form 10-KSB filed on March 31, 2003, the Company reported a deferred tax asset in the amount of $1,358,000 against which a valuation allowance was provided for the entire asset amount. Subsequent to this filing, the Company's former accountant informed Company management that it believed that information was available at the time of the filing of the annual report that should have been considered in the Company's evaluation of the realizability of this deferred tax asset. The above issue was resolved to the former accountant's satisfaction by the restatement of the Company's 2002 financial statements to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of income for 2002 of $1,358,000. This restatement was previously reported under cover of Amendment Number One to the Company's annual report on SEC Form 10-KSB, filed on May 15, 2003. In connection with the forgoing, the Company's audit committee discussed the issue with the former accountant. The Company has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such issue without limitation or qualification.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchangr Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation.

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

Item 12.  Certain Relationships and Related Transactions

The information required by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" in the Proxy Statement

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit
Number                        Exhibit Description

3.1             Articles of Amendment and Restatement of the Company

3.2             Amended and Restated By-laws of the Company

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibits to our Registration Statement on Form S-4, File No. 33-15029)

10.1            Amended  and   Restated   1998   Incentive   Stock  Option  Plan
                (incorporated by reference to Exhibits to our Form 10-KSB for Fiscal Year Ended December 31, 2002)

10.2 January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits to our incorporated by reference to Exhibits to our Form 10-KSB for Fiscal Year Ended December 31, 2002)

21              Subsidiaries of the Registrant

23.1            Consent of Aronson & Co.

23.2            Consent of Stegman & Co.

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 Our Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting (Being filed separately)

(b) Reports on Form 8-K

On October 31, 2003 the Company filed a Current Report on Form 8-K. concerning the following:

An October 2003 edition of Bull Market MicroCap Review!, an Internet-based microcap stock journal, contained an article that discussed the business, finances and prospects of the Company. The article included a statement about the Company's anticipated 2003 financial performance which was not authorized by

TVI. Specifically, the article included an estimate of TVI's 2003 "profit" and stated that Company management confirmed the profit number. In fact, no member of Company management confirmed such number or provided any other advice or guidance whatsoever regarding the Company's financial performance for 2003. Consistent with Company financial communication policy, any discussion of Company financial results will be broadly disseminated at the time such results are publicly released.

On November 5, 2003, the Board of Directors of TVI Corporation (the "Company") issued the attached press release in connection with the announcements of its third quarter 2003 earnings.

On December 2, 2003, the Board of Directors of TVI Corporation (the "Company") adopted a Stockholder Rights Plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The information required by Item 14 of the Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Principal Accountant Fees and Services " in the proxy statement.

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TVI CORPORATION





Date: March 29, 2004                         /s/ RICHARD V. PRIDDY
                                    --------------------------------------------
                                    RICHARD V. PRIDDY, Chief Executive Officer



Date: March 29, 2004                         /s/THOMAS K. PLUNKETT
                                    --------------------------------------------
                                    THOMAS K. PLUNKETT, Vice President Finance
                                    &  Treasurer


Date: March 29, 2004                         /s/ JOSEPH J. BORKOSKI
                                    --------------------------------------------
                                    JOSEPH J. BORKOSKI, Director


Date: March 29, 2004                         /s/ JOSEPH J. DUFFY
                                    --------------------------------------------
                                    JOSEPH J. DUFFY, Director


Date: March 29, 2004                         /s/ MARK N. HAMMOND
                                    --------------------------------------------
                                     MARK N. HAMMOND, Director


Date: March 29, 2004                         /s/ HARLEY A. HUGHES
                                    --------------------------------------------
                                    HARLEY A. HUGHES Director

EXHIBIT INDEX
Exhibit
Number                        Exhibit Description

3.1             Articles of Amendment and Restatement of the Company

3.2             Amended and Restated By-laws of the Company

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibits to our Registration Statement on Form S-4, File No. 33-15029)

10.1            Amended  and   Restated   1998   Incentive   Stock  Option  Plan
                (incorporated by reference to Exhibits to our Form 10-KSB for Fiscal Year Ended December 31, 2002)

10.2 January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits to our incorporated by reference to Exhibits to our Form 10-KSB for Fiscal Year Ended December 31, 2002)

21              Subsidiaries of the Registrant

23.1            Consent of Aronson & Co.

23.2            Consent of Stegman & Co.

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 Our Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting (Being filed separately)