Form 10QSB
period 2004-03-31
TVI CORP
filed 2004-05-14
CIK 352079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004
                                        ---------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(301) 352-8800
--------------------------------------------------------------------------------
 (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,562,335 as of April 12, 2004.
                                           -------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Index-Form 10-QSB

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

Statements of Income

Balance Sheets

Statement of Cash Flow

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

PART II-OTHER  INFORMATION

Item 6. Exhibits and Reports on FORM 8-K.
                                 ---------

Signatures





                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.  Please see the following financial statements.

TVI CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.
(in thousands,except per share data)
(unaudited)

                                                            2004         2003
                                                         ----------   ----------

NET SALES                                                $    8,593   $    5,654

COST OF SALES                                                 4,076        2,474
                                                         ----------   ----------

GROSS PROFIT                                                  4,517        3,180

SELLING & ADMINISTRATIVE  EXPENSES                            1,930        1,342
                                                         ----------   ----------

OPERATING INCOME                                              2,587        1,838

OTHER INCOME                                                     15            5
                                                         ----------   ----------

INCOME BEFORE INCOME TAXES                                    2,602        1,843

PROVISION FOR INCOME TAX EXPENSE                              1,002          713
                                                         ----------   ----------

NET INCOME                                               $    1,600   $    1,130
                                                         ==========   ==========

EARNINGS PER COMMON SHARE-BASIC                          $    0.056   $    0.042
                                                         ==========   ==========
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC                                            28,408       27,063
                                                         ==========   ==========
EARNINGS PER COMMON SHARE-DILUTED                        $    0.053   $    0.038
                                                         ==========   ==========
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-DILUTED                                          30,402       29,552
                                                         ==========   ==========






The accompanying notes to the Financial Statements are an integral part of these Financial Statements.

TVI CORPORATION
BALANCE SHEETS
March 31, 2004 and December 31, 2003
(in thousands)


                                                     March 31,     December 31,
ASSETS                                                 2004            2003
                                                   ------------    ------------
                                                    (Unaudited)
    CURRENT ASSETS
       Cash and cash equivalents                   $      8,894    $      7,592
       Accounts receivable                                5,858           4,214
       Inventories                                        2,724           2,028
       Deferred income tax assets                           385             386
       Prepaid expenses & other                             452             352
                                                   ------------    ------------
              Total current assets                       18,313          14,572
                                                   ------------    ------------
    PROPERTY,PLANT AND EQUIPMENT
       Property,plant and equipment,net                     769             638
                                                   ------------    ------------
    OTHER ASSETS
       Patents,net                                          100             109
       Other assets                                          33              24
                                                   ------------    ------------
             Net other assets                               133             133
                                                   ------------    ------------

TOTAL ASSETS                                       $     19,215    $     15,343
                                                   ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts payable                            $      1,894    $      1,145
       Accrued liabilities                                3,445           2,058
                                                   ------------    ------------
            Total current liabilities                     5,339           3,203
                                                   ------------    ------------

TOTAL LIABILITIES                                         5,339           3,203
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
       Preferred stock                                       51              53
       Common stock                                         233             279
       Additional paid in capital                        13,005          12,821
       Retained earnings (deficit)                          587          (1,013)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                               13,876          12,140
                                                   ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                             $     19,215    $     15,343
                                                   ============    ============




The accompanying notes to the Financial Statements are an integral part of these Financial Statements.


TVI CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 2004 and 2003.
(in thousands)
(Unaudited)
                                                        March 31,     March 31,
                                                           2004         2003
                                                         ---------    ---------
Cash flows from operating activities:

Net Income                                               $   1,600    $   1,130

Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                             52           28
      Deferred income taxes                                      0          713
      Stock compensation expense, director's fees                0           17
Changes in assets and liabilities:
      (Increase) in accounts receivable                     (1,643)      (2,199)
      (Increase) in inventories                               (696)        (728)
      (Increase) decrease in prepaid expenses                 (101)          10
      (Increase) in other assets                               (10)           0
       Increase in accounts payable                            750          717
       Increase in accrued expenses                          1,388          270

                                                         ---------    ---------
Net cash provided by (used in) operating activities          1,340          (42)
                                                         ---------    ---------

Cash flows from investing activities:

       Purchase of intangible assets                            (9)         (12)
       Purchase of property,plant and equipment               (164)        (303)
                                                         ---------    ---------
Net cash used in investing activities                         (173)        (315)
                                                         ---------    ---------

Cash flows from financing activities:

       Issuance of common stock                                135           18

                                                         ---------    ---------
Net cash provided by financing activities                      135           18
                                                         ---------    ---------

Net increase (decrease) in cash                              1,302         (339)
Cash and cash equivalents at beginninig of period            7,592        1,615

                                                         ---------    ---------
Cash and cash equivalents at end of period               $   8,894    $   1,276
                                                         ---------    ---------

The accompanying notes to the Financial Statements are an integral part of these Financial Statements.

                                 TVI Corporation

                          Notes to Financial Statements



Note 1.  Basis of Presentation.
The accompanying unaudited interim condensed financial statements of TVI Corporation ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "2003 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2003 contained in the 2003 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.


Note 2. Inventories

Inventories as of March 31, 2004 and 2003 and December 31, 2003, consist of:


$000's                                  March 31,    December 31,     March 31,
                                          2004           2003           2003
                                      ------------   ---------------------------

Finished Goods                        $        407   $         25   $       --

Work in Process                                705            329             70

Raw Materials                                1,458          1,498          1,486

Other                                          154            176             59
                                      ------------   ---------------------------

Total                                 $      2,724   $      2,028   $      1,615
                                      ============   ===========================

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

The following table illustrates the effect on net income in the first quarter of 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

                                                   $000's except per share data
                                                       2004            2003
                                                   ------------    ------------
Net income as reported                             $      1,600    $      1,130

Add: stock based compensation included
    in net income as reported, net of
    related tax effects                                    --              --

Deduct: stock based compensation determined under
    fair value based methods for all awards,
    net of related tax effects                             (123)             (2)
                                                   ------------    ------------

Proforma net income                                $      1,477    $      1,128
                                                   ============    ============
Net income per common share as reported:

Basic                                              $      0.056    $      0.042
                                                   ============    ============
Diluted                                            $      0.053    $      0.038
                                                   ============    ============
Proforma net income per common share:
Basic                                              $      0.052    $      0.042
                                                   ============    ============
Diluted                                            $      0.049    $      0.038
                                                   ============    ============


Note 4. Recent Accounting Pronouncements

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

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

         ($ In thousands, except per share data)

Net Sales. Net sales increased $2,939, or 52%, to $8,593, for the three months ending March 31, 2004 from the three months ending March 31, 2003. The Net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. Customers in the first quarter included the State of Arizona, the State of West Virginia, Her Majesty's Fire Service and the Italian Civil Protection Department,

Cost of Sales. Cost of Sales as a % of Net sales at 47.4% for the three months ending March 31, 2004, was higher by three and one half percentage points than the three months ending March 31, 2003. The increase in Cost of Sales as a percent was primarily due to increased material and overhead costs. Part of the increase in overhead was a change in allocation of facilities, occupancy and insurance costs. In the first quarter of 2003, these costs were charged entirely to general and administrative costs. In the first quarter of 2004, these costs were allocated between manufacturing overhead and selling, general and administrative costs. A second part of the increase in overhead compared to the prior year is that we have added significant production facilities. For part of the first quarter of 2003, we operated from 14,000 square feet of manufacturing space. During the first quarter of 2004, we began with 58,000 square feet of manufacturing space and ended with 79,000 square feet of manufacturing space.

Gross Profit. Gross Profit margin at 52.6% of Net sales for the three months ending March 31, 2004, was lower by three and one half percentage points than for the three months ending March 31, 2003. The decline in gross profit margin percent was primarily due to increased material and overhead costs as covered in Cost of Sales above.

Selling, General, and Administrative. Selling, General, and Administrative (SG&A) expense was $1,930 for the three months ending March 31, 2004, an increase of 44% from the three months ending March 31, 2003. The increase was a result primarily of an increase in facility, employee and sales support related costs to support the sales growth, offset by the allocation of a share of facilities, occupancy and insurance costs to manufacturing overhead. SG&A expense as a % of Net sales decreased to 22% for the three months ending March 31, 2004 from 24% from the three months ending March 31, 2003.

Income Before Income Taxes. Income before income taxes increased 41% to $2,602 for the three months ending March 31, 2004 from $1,843 for the three months ending March 31, 2003. Income before income taxes as a % of Net sales was 30.3% for the three months ending March 31, 2004 as compared to 32.6% for the three months ending March 31, 2003.

Net Income. Net income increased 42% to $1,600 for the three months ending March 31, 2004 from $1,130 for the three months ending March 31, 2003. Net income as a % of Net sales was 18.6% for the three months ending March 31, 2004 as compared to 20% for the three months ending March 31, 2003.

Financial Condition, Liquidity and Capital

Working capital was $12,974 at March 31, 2004, up from $11,369 at December 31, 2003. Cash at March 31, 2004 was $8,894, an increase of 17% from December 31, 2003. Accounts Receivable at March 31, 2004 was $5,858, an increase of 39% from December 31, 2003. Inventories at March 31, 2004 were $2,724, an increase of 34% from December 31, 2003. The increase in inventories was due to the increase in orders. A total of $164 has been spent on capital improvements during the first three months of 2004. Cash flow from operations for the three months ending March 31, 2004 was $1,340. TVI has a line of credit in the amount of $850,000 with Bank of America. As of March 31, 2004, there were no borrowings against the line.

Internal cash generation combined with currently available cash and available borrowing facilities are expected to be sufficient to fund investments in working capital to support increased business, and additional capital expenditures. The Company actively seeks to expand by acquisition as well as by growing its existing businesses. In April 2004, the Company purchased the assets of CAPA Manufacturing, LLC, a manufacturer of powered air purifying respirators and related proprietary respiration products, involving the initial payment of approximately $880,000 in cash and shares of Company common stock, together with an additional earn-out payment of up to $625,000 in 2006, if certain predefined operating benchmarks are satisfied. A significant acquisition may require debt financing, equity financing or both.

Operating Improvements

The Company has spent $164 in capital improvements to increase operating efficiency and quality.

Item 4. CONTROLS AND PROCEDURES

(a) An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). . In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company's President and Chief Executive Officer and principal Financial Officer concluded that the Company's disclosure controls and procedures were adequate at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.
(b) There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 5. Other Information.

Not applicable.

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

(b)      Reports on Form 8-K.

On February 11, 2004, TVI Corporation filed an 8-K that contained a press release issued on February 10, 2004 in connection with the announcements of its fourth quarter and full year 2003 earnings.

On April 28, 2004, TVI Corporation filed an 8-K that contained a press release issued that day in connection with the announcements of its first quarter 2004 earnings.

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

                                      TVI CORPORATION
                                      (Registrant)

Date:  May 12, 2004                     /s/THOMAS K. PLUNKETT
                                      -----------------------------------------
                                      THOMAS K. PLUNKETT, Vice President Finance
                                        and Treasurer

Date:  May 12, 2004                     /s/RICHARD V. PRIDDY
                                      -----------------------------------------
                                      RICHARD V. PRIDDY, Chief Executive Officer

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