Form 10QSB
period 2004-06-30
TVI CORP
filed 2004-08-13
CIK 352079

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 010-10549

TVI CORPORATION

(Exact name of small business issuer as specified in its charter)

Maryland	52-1085536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7100 Holladay Tyler Road, Glenn Dale, MD 20769

(Address of principal executive offices)

(301) 352-8800

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of Common Stock as of the latest practicable date.

Class	Outstanding as of July 21, 2004
Common Stock, $0.01 par value per share	29,439,344

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Index Form 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. Please see the following financial statements

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands, except per share data)

(Unaudited)

	2004	2003
NET SALES	$10,238	$6,784
COST OF SALES	5,316	3,292

GROSS PROFIT	4,922	3,492
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,189	1,489

OPERATING INCOME	2,733	2,003
OTHER INCOME	13	5

INCOME BEFORE INCOME TAXES	2,746	2,008
PROVISION FOR INCOME TAXES	1,013	774

NET INCOME	$1,733	$1,234

EARNINGS PER COMMON SHARE - BASIC	$0.0603	$0.0453

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	28,729	27,230

EARNINGS PER COMMON SHARE - DILUTED	$0.0570	$0.0421

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	30,397	29,328

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands, except per share data)

(Unaudited)

	2004	2003
NET SALES	$18,831	$12,438
COST OF SALES	9,392	5,766

GROSS PROFIT	9,439	6,672
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,119	2,831

OPERATING INCOME	5,320	3,841
OTHER INCOME	28	10

INCOME BEFORE INCOME TAXES	5,348	3,851
PROVISION FOR INCOME TAXES	1,933	1,487

NET INCOME	$3,415	$2,364

EARNINGS PER COMMON SHARE - BASIC	$0.1197	$0.0871

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	28,520	27,155

EARNINGS PER COMMON SHARE - DILUTED	$0.1126	$0.0803

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING - DILUTED	30,342	29,439

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,315	$7,592
Accounts receivable	4,297	4,214
Inventories	2,549	2,028
Deferred tax assets	386	386
Prepaid expenses and other current assets	419	352

Total current assets	17,966	14,572

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net	1,638	638

OTHER ASSETS
Goodwill	523	—
Intangible assets, net	94	109
Other assets	48	24

Net other assets	665	133

TOTAL ASSETS	$20,269	$15,343

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$1,698	$1,145
Accrued liabilities	2,328	2,058

Total current liabilities	4,026	3,203

TOTAL LIABILITIES	4,026	3,203

STOCKHOLDERS’ EQUITY
Preferred stock	53	53
Common stock	291	279
Additional paid in capital	13,497	12,821
Retained earnings (deficit)	2,402	(1,013)

	16,243	12,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,269	$15,343

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Income	$3,415	$2,364

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	106	59
Deferred income taxes	—	1,358
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(83)	(1,064)
(Increase) decrease in inventories	(521)	(1,207)
Decrease in prepaid expenses and other assets	(93)	(3)
Increase in accounts payable	554	71
Increase in accrued expenses	271	494

Net cash provided by operating activities	3,649	2,072

Cash flows from investing activities:
Purchase of intangible assets	(533)	(22)
Purchase of property plant and equipment	(1,081)	(363)

Net cash used in investing activities	(1,614)	(385)

Cash flows from financing activities:
Issuance of common stock	688	33

Net cash provided by financing activities	688	33

Net increase in cash	2,723	1,720
Cash and cash equivalents at beginning of period	7,592	1,615

Cash and cash equivalents at end of the period	$10,315	$3,335

TVI Corporation

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2004

Note 1. Basis of Presentation.

The accompanying consolidated financial statements include the activity of TVI Corporation (the “Company”) and its wholly-owned subsidiary, CAPA Manufacturing Corp. which was acquired effective April 19, 2004. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of TVI Corporation (“Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the “2003 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2003 contained in the 2003 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

Note 2. Basic and Diluted Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. As of June 30, 2004 the effect of the incremental shares from stock options of 307,000 have been excluded from diluted weighted average shares as the effect would have been antidilutive.

Note 3. Inventories

Inventories as of June 30, 2004 and December 31, 2003 consist of:

$000’s

	June 30, 2004	December 31, 2003
Finished Goods	$—	$25
Work in Progress	147	329
Raw Materials	2,194	1,498
Other	208	176

Total	$2,549	$2,028

Other inventories consist of field service, demonstration and other sales support inventory.

Note 4. Stock Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

The following tables illustrate the effect on net income in the three and six month periods ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

($ in thousands except per share data)

	For The Three Months Ended June 30
	2004	2003
Net income as reported	$1,733	$1,234
Add: stock based employee compensation included in net income as reported, net of related tax effects	—	—
Deduct: stock based compensation determined under fair value based methods for all awards, net of related tax effects	(120)	(5)

Proforma net income	$1,613	$1,229

Earnings per common share as reported:
Basic	$0.0603	$0.0453

Diluted	$0.0570	$0.0421

Proforma earnings per common share
Basic	$0.0561	$0.0451

Diluted	$0.0531	$0.0419

($ in thousands except per share data)

	For The Six Months Ended June 30
	2004	2003
Net income as reported	$3,415	$2,364
Add: stock based employee compensation included in net income as reported, net of related tax effects	—	—
Deduct: stock based compensation determined under fair value based methods for all awards, net of related tax effects	(260)	(6)

Proforma net income	$3,155	$2,358

Earnings per common share as reported:
Basic	$0.1197	$0.0871

Diluted	$0.1126	$0.0803

Proforma earnings per common share
Basic	$0.1106	$0.0868

Diluted	$0.1040	$0.0801

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING

STATEMENTS CONCERNING OUR BUSINESS:

Management’s Discussion and Analysis or Plan of Operation and other sections contain forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “believes”, expects”, “might result”, and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations. Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; our ability to respond to changes in the counter-terrorism, military, public safety, and first responder communities; adverse changes in governmental regulations; expected costs or charges, certain of which may be outside the control of TVI; the time and costs involved in the marketing and promotion for our products; the possible cancellation of orders for our products; general economic and business conditions; difficulties in integrating the operations, technologies, and products of any acquired businesses; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of the press release. TVI assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

Overview

TVI Corporation, located in Glenn Dale, Maryland, is a global supplier of equipment for first responders, military, and public health agencies. The Company designs, fabricates, and markets final products and systems both through distributors and directly to end-users. TVI’s principal products are rapidly deployable first responder systems designed to serve counter-terrorism, military, public safety, fire service and hospital markets. The Company’s core systems are fabric shelter structures which employ the Company’s proprietary articulating frame. The Company also sells a line of thermal products, which includes targets, IFF devices, beacons and markers, and decoys. The Company’s product strategy is to enlarge each product family by both internal and external means, and to modify and create versions, which will have utility for clients in all of its major market segments.

TVI’s primary product offerings are rapidly deployable shelter and decontamination systems for the domestic and international first responders. Over the past two years, TVI has experienced rapid growth, attributable to international, federal, state and municipal government spending in response to WMD and terrorist threats. TVI’s products have expanded to include Chem/Bio Isolation systems for hospitals and first responders, trailerized first responder products, crime scene investigation systems for police, and mobile hospitals. TVI’s products, and others of their kind, represent integral components of standard decontamination procedures.

The Company’s product strategy is to continue to expand each product family by both internal and external means, and to continue to upgrade and improve the performance of existing product lines, so that end users in all of TVI’s major market segments will have access to the latest technology and will continue to upgrade their current stock with more advanced products. In addition, the Company plans to add related new products, which can also be sold to the first responder and military markets.

TVI’s most significant expense is its cost of goods sold, which consists primarily of direct labor and expenses incurred to complete contracts, including the cost of materials and equipment. We continue to improve our cash position and operate without long-term debt. Cash at June 30, 2004 was 10.3 million. We intend to use our significant cash position to implement our growth strategies.

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

(in $ thousands, except per share data)

Net Sales. Net sales increased $3,454, or 50.9%, for the three months ended June 30, 2004 to $10,238 compared to the three months ended June 30, 2003. The net sales increase was primarily attributable to spending by federal, state and municipal government agencies on a worldwide basis for decontamination equipment. Customers for the three months ended June 30, 2004 included the State of West Virginia, the State of California, The State of Washington, the State of Georgia, Her Majesty’s Fire Service (UK) and the Italian Civil Protection Department.

Cost of Sales. Cost of Sales as a percentage of net sales was 51.9% for the three months ended June 30, 2004, which was 3.5% higher than the three months ended June 30, 2003. Part of the decline in the gross margin was a change in the allocation of facilities, occupancy and insurance costs, which in 2003 were charged to general and administrative expenses. In addition, to position TVI for future growth, TVI has added additional manufacturing space and support staff. In the second quarter of 2004, TVI expanded its facility and operated with 79,000 sq. feet of manufacturing space. TVI has also added additional office and manufacturing space to house the new CAPA Manufacturing Corp. along with future expansion.

Gross Profit. Gross profit margin for the three months ended June 30, 2004 was 48.1%, contrasted with 51.5% for the comparable period of June 30, 2003. The difference is primarily attributable to cost allocation and increased production capacity as covered in costs of sales above.

Selling, General and Administrative. Selling, General and Administrative (SG&A) expense was $2,189 for the three months ended June 30, 2004, an increase of $700 from the three months ended June 30, 2003. The increase was a result of increased expenditures in research and development, an increase in facility, employee and sales support and related costs to support the sales growth and the incorporation of CAPA into TVI’s operations. SG&A expense as a percentage of net sales was 21.4% for the three months ended June 30, 2004, compared with 21.9% for the three months ended June 30, 2003.

Income Before Income Taxes. Income before income taxes increased to $2,746 for the three months ended June 30, 2004, from $2,008 for the three months ended June 30, 2003. Operating income as a percentage of sales was 26.7% for the three months ended June 30 2004, compared to 29.5% for the three months ended June 30, 2003.

Income Tax Expense. Income tax expense for the three months ended June 30, 2004 was $1,013, compared to $774 for the three months ended June 30, 2003. Income tax expense as a percentage of net income before taxes was approximately 36.9% and 38.5% for the periods ended June 30, 2004 and 2003, respectively.

Net Income. Net income increased to $1,733 for the three months ended June 30, 2004 from $1,234 for the three months ended June 30, 2003. Net income as a percentage of net sales was 16.9% for the three months ended June 30, 2004, as compared to 18.2% for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

(in $ thousands, except per share data)

Net Sales. Net sales increased $6,393, or 51.4%, for the six months ended June 30, 2004 to $18,831 compared to the six months ended June 30, 2003. The net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. Customers for the six months ended June 30, 2004 included the State of Arizona, the State of West Virginia, the State of Washington, the State of California, the State of Georgia, Her Majesty’s Fire Service (UK) and the Italian Civil Protection Department.

Gross Profit. Gross profit margin, at 50.1% of net sales for the six months ended June 30, 2004, was 3.5% lower than the same time period ended June 30, 2003. The slight decline in margin is primarily due to a change in the allocation of facilities, occupancy and insurance costs, which in 2003 were charged to general and administrative expenses, and the incorporation of CAPA into our business. In addition, to position TVI for future growth, TVI has added additional manufacturing space and support staff.

Selling, General and Administrative. Selling, General, and Administrative (SG&A) expense was $4,119 for the six months ended June 30, 2004, compared to $2,831 for the six months ended June 30, 2003, an increase of $1,288. The increase was a result of increased expenditures in research and development, an increase in facility, employee and sales support and related costs to support the sales growth and the incorporation of CAPA into TVI’s operations. SG&A expense as a percentage of net sales was approximately 22% for both periods.

Income Before Income Taxes. Income before income taxes increased 38.9% to $5,348 for the six months ended June 30, 2004, from $3,851 for the six months ended June 30, 2003.

Income Tax Expense. Income tax expense for the period ended June 30, 2004 was $1,933, compared to $1,487 for the six months ended June 30, 2003. Income tax expense as a percentage of net income before taxes was approximately 36.1% and 38.6% for the periods ended June 30, 2004 and 2003 respectively.

Net Income. Net income increased to $3,415 for the six months ended June 30, 2004 from $2,364 for the six months ended June 30, 2003. Net income as a percentage of net sales was 18.1% for the six months ended June 30, 2004 compared to 19.0% for the six months ended June 30, 2003.

Financial Condition, Liquidity and Capital

Working Capital. Working capital was $13,940 at June 30, 2004, up from $11,369 at December 31, 2003. Cash at June 30, 2004 was $10,315, an increase of 35.9% from December 31, 2003. Accounts receivable at June 30, 2004 was $4,297, an increase of $83 from December 31, 2003. Inventories at June 30, 2004 were $2,549, an increase of $521 from December 31, 2003. The increase in inventories was due to the increase in orders. Cash flows from operations for the six months ended June 30, 2004 was $3,649 compared to $2,072 for the six months ended June 30, 2003. Property, plant and equipment has increased by $1,081 from December 31, 2003.

Capital expenditures for 2004 are related to improvements in operations for increased efficiencies, expansion of the plant for the relocation of CAPA Manufacturing Corp. into the facility and the expansion of the CAPA product line.

Intangibles increased by $533 from December 31, 2003 to June 30, 2004. The acquisition of CAPA resulted in TVI recording goodwill in the amount of $523.

Cash Requirements. Internal cash generation combined with currently available cash, are expected to be sufficient to fund investments in working capital to support increased business and additional capital expenditures. With the investments in new products and the continued integration of CAPA Manufacturing Corp. into our operation, the company expects capital expenditures to increase in the second half of 2004 and to be funded from existing cash and cash flow from operations. TVI seeks to expand by acquisition as well as by growing its existing business.

Known Trends

The majority of our sales continue to come from decontamination systems, and we see this demand increasing over the next few years. Personal protection equipment is expected to be a rapidly growing market for the company and we have made great strides in entering that market with the acquisition of our CAPA Division.

Critical Accounting Estimates

The Company is required to make estimates and judgments in the preparation of its financial statements. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. Actual results may differ from these estimates under different conditions or assumptions.

Item 3. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any material legal proceedings at the present time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three month period ended June 30, 2004 the Company granted to key employees and directors incentive stock options and stock bonuses covering an aggregate of 513,230 shares of the Company’s common stock, at prices ranging from $3.45 to $3.94 per share. The options vest over a period of time following their respective dates of grant. All grants were made under the Company’s 1998 Amended and Restated Incentive Stock Option Plan (the “Plan”)

For all Plan awards, the Company claimed exemption from registration under the Securities Act of 1933, as amended (the “Act”), in that the Company believes such grants were not “sales” within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statement(s) on Form S-8.

On April 19, 2004, TVI purchased substantially all of the assets of CAPA Manufacturing, LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. The purchase price included the payment of approximately $540,000 in cash and the issuance of 88,780 shares of TVI Common Stock in a private transaction. Additionally, an additional “earn-out” payment of up to $625,000, payable in TVI Common Stock, is payable for fiscal year 2006, if certain operating benchmarks are satisfied.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 23, 2003, TVI held its 2004 Annual Meeting of Stockholders. There were a total of 28,562,335 votes entitled to be cast at the meeting. Of this total, 26,373,634, or approximately 92.34%, were represented either in person or by proxy. At the meeting, the stockholders elected five (5) directors to TVI’s Board of Directors. Set forth below are (i) the names of the persons elected to serve on TVI’s Board of Directors until the next Annual Meeting of stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

1. The election as director nominees named below.

NOMINEE:	FOR	AGAINST	WITHHELD
Joseph J. Borkoski	22,003,518 (92.40)%	152,500 (0.64)%	1,656,679 (6.96)%
Joseph J. Duffy	24,328,855 (92.25)%	388,100 (1.47)%	1,656,679 (6.28)%
Mark N. Hammond	24,397,855 (92.51)%	319,100 (1.21)%	1,656,679 (6.28)%
Harley A. Hughes	24,564,455 (93.14)%	152,500 (0.58)%	1,656,679 (6.28)%
Richard V. Priddy	24,564,455 (93.02)%	186,300 (0.71)%	1,656,679 (6.27)%

2. The stockholders also approved an amendment of TVI’s Bylaws to provide an advance notice of stockholder business. Set forth below are the results of that vote.

FOR	AGAINST	ABSTAIN
9,966,234 (66.11)%	5,058,677 (33.56)%	50,127 (0.33)%

3. The stockholders also approved an the amendment of TVI’s Bylaws to provide for a classified Board of Directors. Set forth below are the results of that vote.

FOR	AGAINST	ABSTAIN
9,264,596 (61.46)%	5,550,805 (36.82)%	259,637 (1.72)%

4. The stockholders also ratified the appointment of Stegman & Company, as TVI’s independent public auditors for the fiscal year ended December 31, 2003. Set forth below are the results of that vote.

FOR	AGAINST	ABSTAIN
25,731,962 (99.43)%	74,472 (0.29)%	73,200 (0.28)%

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description
21	Subsidiaries

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i) On April 28, 2004, TVI Corporation filed an 8-K that contained a press release issued that day in connection with the announcements of its first quarter 2004 earnings.

(ii) On May 25, 2004, TVI Corporation filed an 8-K that contained a press release issued that day announcing highlights of its 2004 Annual Stockholders Meeting and the appointment of a new Chief Financial Officer.

Notwithstanding the foregoing, any information furnished under Item 9 and Item 12 of TVI’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: August 13, 2004	/s/ KARIN McQUADE
KARIN McQUADE, Chief Financial Officer and Vice President - Finance

Date: August 13, 2004	/s/ RICHARD V. PRIDDY
RICHARD V. PRIDDY, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
21	Subsidiaries

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002