Form 10QSB
period 2004-09-30
TVI CORP
filed 2004-11-12
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,727,305 at October 21, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Index-Form 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements. Please see the following financial statements

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003.

(in thousands, except per share data)

(Unaudited)

	2004	2003
NET SALES	$9,260	$7,207

COST OF SALES	4,620	3,256

GROSS PROFIT	4,640	3,951

OPERATING EXPENSES
Selling, general and administrative expenses	2,141	1,648
Research and development expenses	257	27

Total operating expenses	2,398	1,675

OPERATING INCOME	2,242	2,276

OTHER INCOME	17	6

INCOME BEFORE INCOME TAXES	2,259	2,282

PROVISION FOR INCOME TAXES	788	877

NET INCOME	$1,471	$1,405

EARNINGS PER COMMON SHARE - BASIC	$0.0498	$0.0515

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	29,524	27,284

EARNINGS PER COMMON SHARE - DILUTED	$0.0481	$0.0477

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	30,567	29,484

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER, 2004 and 2003.

(in thousands, except per share data)

(Unaudited)

	2004	2003
NET SALES	$28,091	$19,645

COST OF SALES	14,012	9,023

GROSS PROFIT	14,079	10,622

OPERATING EXPENSES
Selling, general and administrative expenses	5,792	4,476
Research and development expenses	725	29

Total operating expenses	6,517	4,505

OPERATING INCOME	7,562	6,117

OTHER INCOME	45	16

INCOME BEFORE INCOME TAXES	7,607	6,133

PROVISION FOR INCOME TAXES	2,803	2,364

NET INCOME	$4,804	$3,769

EARNINGS PER COMMON SHARE - BASIC	$0.1663	$0.1386

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	28,892	27,198

EARNINGS PER COMMON SHARE - DILUTED	$0.1574	$0.1279

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	30,513	29,473

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,499	$7,592
Accounts receivable - trade	6,646	4,214
Inventories	1,778	2,028
Deferred income taxes	386	386
Other current assets	269	352

Total current assets	18,578	14,572

PROPERTY, PLANT AND EQUIPMENT - NET	1,855	638

OTHER ASSETS
Goodwill	554	0
Intangible assets	127	109
Other assets	48	24

Total other assets	729	133

TOTAL ASSETS	$21,162	$15,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,517	$1,145
Accrued expenses	1,913	2,058

Total Current Liabilities	3,430	3,203

TOTAL LIABILITIES	3,430	3,203

STOCKHOLDERS’ EQUITY
Preferred stock	0	53
Common stock	297	279
$0.01 par value; 98,800,000 and 98,800,000 shares authorized, 29,725,205 and 27,368,169 issued and outstanding in 2004 and 2003 respectively.
Additional paid in capital	13,644	12,821
Retained earnings (deficit)	3,791	(1,013)

TOTAL STOCKHOLDERS’ EQUITY	17,732	12,140

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$21,162	$15,343

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$4,804	$3,769

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	93
Deferred income taxes	—	1,358
Stock based compensation	—	34
Changes in assets and liabilities:
Increase in accounts receivable - trade	(2,431)	(2,808)
Decrease (increase) in inventories	250	(903)
Decrease (increase) in other current assets	81	(184)
Increase in other assets	(24)	(7)
Increase in accounts payable - trade	373	68
(Decrease) increase in accrued expenses	(144)	1,846

Net cash provided by operating activities	3,107	3,266

Cash flows from investing activities:
Purchase of intangible assets	(243)	(27)
Purchase of property, plant and equipment	(1,385)	(567)

Net cash used in investing activities	(1,628)	(594)

Cash flows from financing activities:
Issuance of common stock	428	86

Net cash provided by financing activities	428	86

Net increase in cash and cash equivalents	1,907	2,758
Cash and cash equivalents at beginning of period	7,592	1,615

Cash and cash equivalents at end of period	$9,499	$4,373

TVI Corporation

Notes to Consolidated Financial Statements

For the Three and Nine Months Period Ended September 30, 2004 and 2003

Note 1. Basis of Presentation.

The accompanying consolidated financial statements include the activity of TVI Corporation (the “Company”) and its wholly-owned subsidiary, CAPA Manufacturing Corp. (“CAPA”) which was acquired effective April 19, 2004. All material inter-company transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the “2003 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2003 contained in the 2003 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2004.

Note 2. Basic and Diluted Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. As of September 30, 2004 there were no stock options excluded from diluted weighted average shares, as none were anti-dilutive.

Note 3. Research and Development

Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of indirect costs. However, no general and administrative costs are included in research and development. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

Note 4. Inventories

Inventories as of September 30, 2004 and December 31, 2003 consist of:

(in thousands)

	September 30, 2004	December 31, 2003
Finished Goods	$—	$25
Work in Progress	154	329
Raw Materials	1,445	1,498
Other	179	176

Total	$1,778	$2,028

Other inventories consist of field service, demonstration and other sales support inventory.

Note 5. Purchase of CAPA Manufacturing, LLC

On April 19, 2004 TVI purchased substantially all of the assets of CAPA Manufacturing, LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. The purchase price included the payment of approximately $607,000 in net cash received and the issuance of 88,780 shares of TVI Common Stock in a private transaction. Additionally, an additional “earn-out” payment of up to $625,000, payable in TVI Common Stock, is payable for fiscal year, 2006, if certain operating benchmarks are satisfied.

Note 6. Stock Compensation

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

In October 2004, the Financial Accounting Standards Board, or FASB, proposed that Statement 123R, “Share Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. This proposal has no impact on our fiscal year 2004 financial statements. We are currently evaluating the effect that Statement 123R will have on our financial position and results of operations for financial statements beginning in fiscal year 2005, if adopted.

The following tables illustrate the effect on net income in the three and nine month periods ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

($ in thousands except per share data)

(Unaudited)

	For The Three Months Ended September 30,
	2004	2003
Net Income as reported	$1,471	$1,405
Add: stock based employee compensation included in net income as reported, net of related tax effects	0	0
Deduct: stock based compensation determined under fair value based methods for all awards, net of related tax effects	(147)	(2)

Proforma net income	$1,324	$1,403

Earnings per common share as reported:
Basic	$0.0498	$0.0515

Diluted	$0.0481	$0.0477

Proforma earnings per common share
Basic	$0.0448	$0.0514

Diluted	$0.0433	$0.0476

($ in thousands except per share data) (Unaudited)

	For The Nine Months Ended September 30,
	2004	2003
Net Income as reported	$4,804	$3,769
Add: stock based employee compensation included in net income as reported, net of related tax effects	0	0
Deduct: stock based compensation determined under fair value based methods for all awards, net of related tax effects	(384)	(5)

Proforma net income	$4,420	$3,764

Earnings per common share as reported:
Basic	$0.1663	$0.1386

Diluted	$0.1574	$0.1279

Proforma earnings per common share
Basic	$0.1530	$0.1384

Diluted	$0.1449	$0.1277

Note 7. Conversion of Preferred Shares to Common Shares

During the quarter ended September 30, 2004, 51,097 shares of convertible preferred stock were converted, at a rate of 1 to 2 into 102,194 shares of common stock. Following the conversion there was no preferred stock outstanding at September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING

STATEMENTS CONCERNING OUR BUSINESS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “believes”, expects”, “might result”, and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations. Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; our ability to respond to changes in the counter-terrorism, military, public safety, and first responder communities; adverse changes in governmental regulations; expected costs or charges, certain of which may be outside of our control; the time and costs involved in the research, development, marketing and promotion for our products; our ability to maintain and manage our growth; the possible cancellation of orders for our products; general economic and business conditions; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto contained herein.

Overview

TVI Corporation, located in Glenn Dale, Maryland, is a global supplier for first responders, military, and public health agencies. The Company designs, fabricates, and markets final products and systems both through distributors and directly to end-users. TVI’s principal products are rapidly deployable first responder systems designed to serve counter-terrorism, military, public safety, fire service and hospital markets. The Company’s core systems are fabric shelter structures which employ the Company’s proprietary articulating frame. The Company sells a line of thermal products, which include targets, IFF devices, beacons and markers, and decoys. The Company’s product strategy is to enlarge each product family by both internal and external means, and to modify and create versions, which will have utility for clients in all of its major market segments.

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

TVI’s most significant expense is its cost of goods sold, which consists primarily of direct labor and expenses incurred to complete contracts, including the cost of materials and equipment. We continue to improve our cash position and operate without long-term debt. Cash and cash equivalents at September 30, 2004 was $9.5 million. We intend to use our significant cash position to implement our growth strategies.

We believe that on-going research and development is critical to our strategic product development objectives and overall growth strategies. Specifically, we believe that in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel. Therefore in 2004 we have significantly increased our R&D activities. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in new R&D initiatives to ensure our continued competitiveness in the more distant future.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

(In $ thousands, except per share data)

Net Sales. Net Sales increased $2,053 or 28.5% for the three months ending September 30, 2004 to $9,260 from the three months ending September 30, 2003. The net sales increase was primarily attributable to spending by federal, state and municipal government agencies on a worldwide basis for decontamination equipment. Customers in the third quarter of 2004 included the United States Navy, the United States Environmental Protection Agency, the State of Wisconsin, the New York City Fire Department, the South Carolina Department of Health and Environmental Control and the State of Idaho.

Cost of Sales. Cost of Sales as a percentage of net sales was 49.9% for the three months ended September 30, 2004, which was 4.7 percentage points higher than the three months ended September 30, 2003. Most of the decline in the gross margin was attributable to a change in the allocation of facilities, occupancy and insurance costs, which in 2003, were charged to general and administrative expenses. To position the Company for future growth, the Company has added additional support staff and manufacturing space to house the newly acquired CAPA business, along with future expansion.

Gross Profit. Gross profit margin for the three months ended September 30, 2004 was 50.1% contrasted with 54.8% for the comparable period ended September 30, 2003. The difference is primarily attributable to cost allocation and increased production capacity as covered in costs of sales above. If the change in the cost allocation of facilities, occupancy and insurance costs were adjusted for the three months ended September 30, 2003, the gross profit for both periods would be comparable.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,141 for the three months ended September 30, 2004, an increase of $493 from the three months ended September 30, 2003. A significant amount of the increase was attributable to an increase in sales related expenses, such as trade shows, advertising, marketing, sales expenses and employee related costs to support sales growth and expanded product lines. The Company also experienced additional costs in obtaining our NASDAQ listing. SG&A as a percentage of net sales was 23.1% for the three months ended September 30, 2004, compared with 22.9% for the three months ended September 30, 2003.

Research and Development. The Company’s expenditures on research and development activities were $257 for the three month period ended September 30, 2004, an increase of $230 from the three month period ended September 30, 2003. We believe that on-going research and development is critical to our strategic product development objectives and overall growth strategies. Specifically, we believe that in order to meet the changing requirements of our customers in the rapidly emerging military, domestic and international markets, we must continue to fund investments in several development projects in parallel. Our R&D activities are focused on the improvement and maintenance of our existing products; developing new uses and applications for our existing products; and the development of new products, particularly in the area of thermal marking infra-red, infection control and powered air purifying respirator technology. Our recently launched Infection Control product line is expected to significantly enhance the medical community’s ability to deal with naturally emerging infectious agents, as well as WMD biological war agents. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in new R&D initiatives to ensure our continued competitiveness in the more distant future. Due to the significance and magnitude of these initiatives and their related costs, and in order to provide clear and meaningful disclosure, R&D costs are now reported separately from selling, general and administrative costs.

Income Before Income Taxes. Income before income taxes decreased to $2,259 for the three months ended September 30, 2004 from $2,282 for the three months ended September 30, 2003. Operating income as a percentage of sales was 24.2% for the three months ended September 30, 2004, compared to 31.6% for the three months ended September 30, 2003.

Provision for Income Taxes. Provision for Income taxes for the three months ended September 30, 2004 was $788 compared to $877 for the three months ended September 30, 2003. Income tax expense as a percentage of net income before taxes was approximately 34.9% for the three months ended September 30, 2004 compared to 38.4% for the three months ended September 30, 2003.

Net Income. Net income was $1,471 for the three months ended September 30, 2004 compared to $1,405 for the three months ended September 30, 2003. Net income as a percentage of net sales was 15.9% for the three months ended September 30, 2004 compared to 19.5% for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

(In $ thousands, except per share data)

Net Sales. Net Sales increased $8,446 or 43.0% for the nine months ended September 30, 2004 to $28,091 from the nine months ended September 30, 2003. The net sales increase was primarily attributable to the spending by federal, state, and municipal government agencies on a worldwide basis for decontamination equipment. Customers for the nine months ending September 30, 2004 include the State of Arizona, the State of West Virginia, the State of Washington, the State of California, the State of Georgia, Her Majesty’s Fire Service, the Italian Civil Protection Department, the United States Navy, the Environmental Protection Agency, the South Carolina Department of Health and Environmental Control and the Emergency Management Association of Australia.

Cost of Sales. Cost of Sales as a percentage of net sales was 49.9% for the nine months ended September 30, 2004, which was 4.0 percentage points higher than the nine months ended September 30, 2003. Most of the decline in the gross margin was attributable to a change in the allocation of facilities, occupancy and insurance costs, which in 2003, were charged to general and administrative expenses. If the change in the cost allocation of facilities, occupancy and insurance costs were adjusted for the nine months ended September 30, 2003, the cost of sales for both periods would be comparable. To position the Company for future growth, the Company has added additional support staff and manufacturing space to house the newly acquired CAPA business, along with future expansion.

Gross Profit. Gross profit margin for the nine months ended September 30, 2004 was 50.1% compared to 54.1% for the same time period ended September 30, 2003. The decline in margin is primarily due to a change in the allocation of facilities, occupancy and insurance costs, which in 2003 was charged to general and administrative expenses, and the incorporation of the CAPA business into our operations. If the change in the cost allocation of facilities, occupancy and insurance costs were adjusted for the nine months ended September 30, 2003, the gross profit for both periods would be comparable. To position the Company for future growth, TVI has added additional manufacturing space and support staff.

Selling, General and Administrative Expenses. SG&A expenses were $5,792 for the nine months ended September 30, 2004 compared to $4,476 for the nine months ended September 30, 2003. A significant amount of the increase was attributable to an increase in sales related expenses, such as trade shows, advertising, marketing, sales expenses and employee related costs to support sales growth and expanded product lines and the incorporation of the CAPA business into TVI’s operations. The Company also experienced additional costs in obtaining our NASDAQ listing. SG&A as a percentage of net sales was approximately 20.6% for the nine months ended September 30, 2004, compared to 22.8% for the nine months ended September 30, 2003. If the results of the nine months ended September 30, 2003 were adjusted for the change in the allocation of facilities, occupancy and insurance costs, which in 2003 were charged to general and administrative expenses, the SG&A expenses as a percentage of net sales would be comparable to the nine months ended September 30, 2003.

Research and Development. The Company’s expenditures on research and development activities were $725 for the nine months ended September 30, 2004, an increase of $696 from the nine months ended September 30, 2003. The increase in R&D spending in 2004 is primarily due to initiatives relating to the competitive maintenance of our existing products; the development of new uses and applications for our products; and the development of new products. Due to the significance and magnitude of these initiatives and their related costs, and in order to provide clear and meaningful disclosure, R&D costs are now reported separately from selling, general and administrative costs. The Company intends to continue its R&D efforts of new applications for the Company’s technology and to develop new products.

Income Before Income Taxes. Income before income taxes increased by 24.0% to $7,607 for the nine months ended September 30, 2004, from $6,133 for the nine months ending September 30, 2003.

Provision for Income Taxes. Provision for income taxes for the period ended September 30, 2004 was $2,803 compared to $2,364 for the nine months ending September 30, 2003. Income tax expense as a percentage of net income before taxes was approximately 36.8% and 38.5% for the periods ended September 30, 2004 and 2003 respectively.

Net Income. Net income increased to $4,804 for the nine months ended September 30, 2004 from $3,769 for the nine months ended September 30, 2003. Net income as a percentage of net sales was 17.1% for the nine months ended September 30, 2004 compared to 19.2% for the nine months ended September 30, 2003.

Financial Condition, Liquidity and Capital

Working Capital. Working capital was $15,148 at September 30, 2004, up from $11,369 at December 31, 2003. Cash at September 30, 2004 was $9,499 compared to $7,592 at December 31, 2003, an increase of 25.1%. Accounts receivable trade at September 30, 2004 was $6,646, an increase of $2,432 from December 31, 2003, primarily as a result of increased sales activity. Inventories at September 30, 2004 were $1,778, a decrease of $250 from December 31, 2003. Cash flow from operations for the nine months ended September 30, 2004 was $3,107 compared to $3,266 for the nine months ending September 30, 2003. Property, plant and equipment has increased by $1,385 from December 31, 2003. Capital expenditures for 2004 are related to improvements in operations for increased efficiencies, expansion of the plant for the relocation of the CAPA business into the facility and the expansion of the CAPA business product line.

Intangibles increased by $603 from December 31, 2003 to September 30, 2004. The acquisition of the CAPA business resulted in the Company recording goodwill in the amount of $554.

Internal cash generation, combined with currently available cash, are expected to be sufficient to fund investments in working capital to support increased business and additional capital expenditures. With the investments in new products and the continued integration of the CAPA business into our operations, the Company expects capital expenditures to increase in the fourth quarter of 2004 and to be funded from existing cash and cash flow from operations. The Company seeks to expand by acquisition as well as by growing its existing business.

Known Trends

The majority of our sales continue to be attributable to decontamination systems, and we see a strong demand over the foreseeable future. Personal protection equipment is expected to be a rapidly growing market for the Company and we have taken significant steps in entering that market through the acquisition of the CAPA business and the creation of our wholly owned subsidiary, CAPA Manufacturing Corp. Our recently launched Infection Control product line is expected to significantly enhance the medical community’s ability to deal with naturally emerging infectious agents, as well as WMD biological war agents. We believe that on-going research and development is critical to our strategic product development objectives and overall growth strategies. Specifically, we believe that in order to meet the changing requirements of our customers in the rapidly emerging military, domestic and international markets, we must continue to fund investments in several development projects in parallel. Our R&D activities are focused on the improvement and maintenance of our existing products; developing new uses and applications for our existing products; and the development of new products, particularly in the area of thermal marking infra-red, infection control and powered air purifying respirator technology. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in new R&D initiatives to ensure our continued competitiveness in the more distant future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any material legal proceedings at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three month period ended September 30, 2004 the Company granted to key employees, 50,000 incentive stock options, at prices ranging from $3.87 to $4.13 per share. The options vest over a period of time following their respective date of grant. All grants were made under the Company’s 1998 Amended and Restated Incentive Stock Option Plan (the “Plan”).

For all Plan awards, the Company claimed exemption from registration under the Securities Act of 1933, as amended (the “Act”), in that the Company believes such grants were not “sales” within the meaning of the Act. Shares issuable upon exercise of the option have been or will be registered with the SEC pursuant to Registration Statement(s) on SEC Form S-8.

On April 19, 2004 TVI purchased substantially all of the assets of CAPA Manufacturing, LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. The purchase price included the payment of approximately $607,000 in net cash received and the issuance of 88,780 shares of TVI Common Stock in a private transaction. Additionally, an additional “earn-out” payment of up to $625,000, payable in TVI Common Stock, is payable for fiscal year, 2006, if certain operating benchmarks are satisfied.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description
21	Subsidiaries

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On August 5, 2004, TVI Corporation filed an 8-K that contained a press release issued that day in connection with the announcements of its second quarter earnings.

On August 23, 2004, TVI Corporation filed an 8-K that contained a press release issued that day announcing the listing of shares on the NASDAQ SmallCap Market.

Notwithstanding the foregoing, any information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: November 12, 2004	/s/ Karin McQuade
Karin McQuade
Chief Financial Officer and Vice President - Finance

Date: November 12, 2004	/s/ Richard V. Priddy
Richard V. Priddy
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
21	Subsidiaries

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002