Form 10KSB
period 2004-12-31
TVI CORP
filed 2005-03-30
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2004

COMMISSION FILE NO.: 0-10449

TVI CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1085536
(State or other jurisdiction of incorporation or incorporation)	(I.R.S. Employer Identification No.)

7100 Holladay Tyler Road, Glenn Dale, MD 20769

(Address of principal executive offices, including zip code)

(301) 352-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the issuer’s most recent fiscal year ended December 31, 2004 are $37,861,832. As of March 16, 2005 there were 29,943,392 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates as of such date was approximately $146,123,753.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III of this report (Items 9 through 12, inclusive, and 14 of Part III) is incorporated by reference from the registrant’s definitive proxy statement (to be filed in accordance with 240.14a-101, Schedule 14A) which involves the election of directors, which shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

TABLE OF CONTENTS FOR FORM 10-KSB

i

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Securities and Exchange Commission (the “Commission”). We file periodic reports, proxy statements and other information with the Commission under the Securities Exchange Act of 1934. We will provide, without charge, to each person who receives a copy of this filing, upon written or oral request, a copy of any information that is incorporated by reference herein (not including exhibits to the information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Requests should be directed to 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769, voice: (301) 352-8800. Our Internet address is www.tvicorp.com. However, the information contained on our web site is not part of this document. For further information with respect to us, you may inspect without charge, and copy our filings, at the public reference room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of this material may also be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information about the public reference room is available from the Commission by calling 1-800-SEC-0330. The Commission maintains a web site on the Internet that contains reports, proxy statements and other information regarding issuers that file electronically with the Commission. The Internet address of the site is www.sec.gov. Visitors to the site may access such information by searching the EDGAR archives on this web site.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading “Description of Business—Risk Factors.” Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this 10-KSB.

All subsequent written or oral forward-looking statements attributable to TVI Corporation are expressly qualified in their entirety by the cautionary statements included in this document. TVI Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization and Overview

TVI Corporation (“TVI,” the “Company,” “we,” “us” or “our”) was incorporated under the laws of Maryland on January 28, 1977. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held respiratory products research, design and manufacturing company. As a consequence, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly-owned subsidiary.

TVI Corporation, located in Glenn Dale, Maryland, is a global supplier of rapidly deployable first responder systems for homeland security, hospitals, police and fire departments, the military and public health agencies. The Company designs, fabricates and markets products and systems both through distributors and directly to end-users and original equipment manufacturers (“OEM”). These systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which utilize the Company’s fabric shelter structures as a core product, employing the Company’s proprietary articulating frame. The Company also sells a line of powered air respirator systems and thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, aircraft beacons, markers and decoys. In addition, the Company recently announced its plan to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. The Company has developed the only high-capacity filter canister manufacturing facility based in the United States.

Over the past few years, TVI has achieved rapid growth, attributable to international, federal, state and municipal government spending on homeland security. TVI’s products have expanded to include Chem/Bio isolation and infection control systems for hospitals and first responders, trailerized first-responder products, crime scene investigation systems for police and mobile hospitals. TVI’s products represent integral components of standard decontamination procedures.

The industry in which TVI operates is fragmented, yet growing rapidly in order to meet the expanding demands of the first responder market within the homeland security industry. From a market perspective, the Company’s revenue is derived from the following categories: approximately 40 percent from the public health market, approximately 30 percent from the first responder market, approximately 20 percent from the military market, and approximately 10 percent from other markets.

The Company’s product diversification strategy is to expand each product family by both internal and external means. The Company seeks to continuously upgrade and improve the performance of existing product lines to improve market coverage and penetration. Once technologies are developed, derivatives are aggressively pursued, such as the expansion of markets addressed with the respirator product line.

One of the key drivers of TVI’s customer acquisition plan has been to lobby for standardization onto a single first-responder equipment platform at both the state and federal levels and on an international basis as well. The Company believes this strategy benefits customers by insuring interoperability and simplifying mutual aid among the various counties, cities and agencies that support first responders. Through this strategy, TVI added Italy, Australia and Puerto Rico to its customer base in 2004, and domestically, Minnesota, Wisconsin and the Pacific Fleet Naval Bases also chose to employ the TVI platform. Thus far of the 28 U.S. states that have standardized on a single platform for first responder equipment, 23 of those states have selected TVI as the platform of choice.

Products Offered

TVI designs, manufactures, and markets a variety of products including: rapidly deployable shelter systems to the first responder, first receiver, government, military, and commercial marketplace; thermal targets and identifiers for the military and police; powered air purifying respirators and related proprietary respiration products for distributors to the homeland security and other industrial safety-related industries; and disposable filter canisters for OEM suppliers to the first responder, military, healthcare and industrial markets.

First Responder Systems

TVI provides its first responder customers with fully integrated total solution systems for decontamination, command and control, forensic investigation, disaster assistance, communication centers, and patient isolation. The core element of TVI’s system is the patented articulating frame shelter that allows the deployment of a very strong, rigid shelter in seconds. Supporting equipment that completes the system includes lighting, water heaters, air heaters, power generators, flooring, trailers, and air filtration elements.

The shelter systems include Decontamination Systems, Chemical and Biological Isolation Systems, Infection Control Systems, Mobile Hospital, Command and Control Shelters, and Crime Scene Management and Investigation Systems.

•	Decontamination Systems:

TVI’s decontamination systems facilitate the decontamination of people that have been exposed to toxic compounds, to include Nuclear, Biological and Chemical (“NBC”) agents. Contamination can be the result of any catastrophic event including natural disasters (tornadoes or hurricanes), industrial incidents (chemical spills), or acts of terror.

The structure of the TVI decontamination system is provided by an articulating exoskeleton, which easily and rapidly expands into a shelter. These shelters are equipped with pre-plumbed shower accessories (body sprays and hand sprayers) and curtains that facilitate rapid cleaning of ambulatory and non-ambulatory casualties. The curtains give privacy to the users, keep the contaminants from traveling from the hot (contaminated) side of the shelter to the cold (decontaminated) side, and insure a more efficient decontamination. Heaters, lights, air conditioners, basins, pumps, waste containment equipment, stretchers, hoses and Litter Conveyors (for non-ambulatory patients) complete the system.

TVI also markets trailerized first responder systems customized to customers’ requirements. These trailer systems provide for portability, on site power generation, air conditioning, lighting, water, and NBC filtration.

•	Chemical and Biological Isolation Equipment:

TVI expanded the Chemical Biological (“Chem/Bio”) Isolation line of product incorporating new innovative technology, which is targeted at the health care (first receiver) and military markets. Designed to help lessen exposure during a chemical and/or biological incident, the Chem/Bio shelter systems coupled with leading edge military grade (U.S. Army Soldier and Biological Chemical Command tested) filtration equipment quickly provide first receivers the ability to set up and isolate patients at any location. TVI’s Chem/Bio Isolation system deploys to capture airborne contaminants, both biological and chemical. Newly introduced this last year, TVI has already sold these systems to the Puerto Rico and many other influential customers.

•	Infection Control Systems:

TVI MK-1™ infection control system provides hospitals with a way to convert standard patient treatment rooms into negative pressure isolation rooms. This new system will allow our public health care providers to quickly isolate patients with life threatening communicable diseases from the rest of the hospital patient community.

•	Mobile Hospital System:

TVI offers the public health (first receiver) market large, rapidly deployable hospital systems designed to be used either as surge capacity or field hospitals. These Mobile Hospital Systems incorporate generators, air filtration systems, water, and lighting, making the hospital completely mobile and ready for any incident.

•	Command and Control Shelters:

Command and Control Shelters are sold either stripped down or fully outfitted. The stripped down version offers the user protection from wind and rain. The fully equipped systems include air conditioning, heat, integrated ground cover, twin insulating walls, lighting, windows with screens and cover, and multiple doors both at the ends and on the sides. Typically these shelters are designed to incorporate all command communications equipment including furniture. They are often attached to mobile hard sided systems and provide the user additional space. Customers include the military, police, first responders and others in need of rapidly deployable field facilities, such as State Farm Insurance Company and the Red Cross.

•	Crime Scene Management and Investigation Systems:

Facilitating Law Enforcement with management of crime scenes, TVI designed new innovative products that would shield victims from media and public view, manage the gathering of evidence, and facilitate DWI (driving while intoxicated) check points. TVI’s new law enforcement products include, command shelters, cyanoacrylate systems (fuming systems), scene/body shields, and road signs.

Infrared (“IR”) Products

TVI’s Infrared (“IR”) Products Group designs and manufactures infrared marking and signaling devices, thermal targets, and thermal range markers for the military and law enforcement markets. TVI’s thermal targets and thermal range markers are designed for use with thermal sighting systems and have been produced by TVI since 1977, when they were originally developed and patented by TVI. The Company is expanding its infrared product line with a host of new marking and signaling products that can be used not only with thermal sights and other Forward Looking Infrared (“FLIR”) systems but also with night vision goggles.

•	Thermal Targets and Thermal Range Markers:

TVI is the primary source for thermal targets for virtually all U.S. Military training ranges. TVI’s targets simulate the thermal signature of tanks, personnel, and other equipment and are used for training armored vehicle crews, attack helicopter pilots, anti-tank weapons crews and other personnel on the growing number of weapons systems that incorporate a thermal sight. TVI’s range markers identify range limits and other locations for personnel training with these systems. The U.S. Army is now fielding thermal sighting systems on a much wider group of weapons systems, down to selected individual rifles, which is expected to increase demand for TVI’s targets.

•	Vehicle Identification Systems:

Newly introduced, TVI’s Vehicle Identification Panels (“VIP”) are used for marking military tanks, HMMWVs, trucks, and other vehicles to identify them as friendly vehicles to attack aircraft, ground vehicles and troops. TVI’s VIPs are visible to both thermal sights (and other FLIR systems) and to night vision goggles. These new products function with the FLIR systems and night vision goggles already deployed in the field. A small number of the panels are currently being tested in Iraq.

TVI has also designed a Vehicle Marking System for Law Enforcement vehicles, which like the Personnel Identification Systems above, represents a significant opportunity for the future. TVI has a patent pending on both the Military and Law Enforcement versions of these systems.

Personal Protection Equipment

•	Powered Air-Purifying Respirators:

In April 2004, TVI entered the personal protection equipment market through our asset acquisition of CAPA Manufacturing LLC, a research, design and manufacturing company. Our wholly-owned subsidiary, CAPA Manufacturing Corp. (“CAPA”) manufactures powered air purifying respirators and related proprietary respiration products. In addition to designing and manufacturing quality products, CAPA has focused its energies on ensuring that its products are approved as the industry standard in the U.S., European and Asian homeland security markets. We plan to continue the focus of CAPA products on the OEM market. These OEM respiration products are supplied to distributors in the homeland security market and other safety-related industries.

•	Filter Canisters:

In March 2005, the Company announced its plan to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. These canisters are a necessary component in respirators and powered air respirators that filter chemical, biological, radiological and nuclear agents, inorganic particulates, and toxic gases. The filter canister production line is located at TVI’s Glenn Dale, Maryland facility, and we anticipate that our facility will be the only high-capacity manufacturing operation in the United States. The U.S.’s first responder, military, medical and industrial markets currently rely on foreign manufacturing locations for their canister supply. Following U.S. and international regulatory approvals and certifications, TVI anticipates commencing volume production of filter canisters in the second half of 2005.

Distribution Method

TVI distributes its products nationally through Fisher Scientific Company LLC (“Fisher”) and EAI Corporation. Fisher is the leading distributor of safety products in the United States, and “Prime Vendor Safety Products” provider for the U.S. Government. EAI Corporation is also a “Prime Vendor” for Military Safety and anti-terrorism products. Toward the end of 2004, TVI began to expand our distribution network with additional distribution partners. Approximately 43% and 20% of 2004 sales were made through the Company’s top two distributors. In most instances TVI delivers products directly to end-users.

In addition to these companies, as of December 31, 2004, TVI had seven direct sales personnel located throughout the United States. Internationally, TVI uses Professional Protection Systems LTD to distribute products throughout Europe. OPEC Systems, located in Australia, provides distribution to the Pacific and Far East.

Competitors

Rapidly deployable decontamination systems generally utilize two main types of shelters, air beam and rigid articulating frame. The products differ in the composition of the skeletal system that provides the rigidity to the fabric skin. The skeleton comprised of rigid rods and hinges is known as an articulating system, while those made up of inflatable air chambers (similar to river rafts or Zodiac® boats) are known as an “air beam system.”

TVI utilizes an articulating frame system for its products. The Company believes the articulating frame has significant advantages over the air beam system. Most significantly, it is very strong and requires no additional set up equipment such as air tanks or compressors or electric blowers. In addition, it does not sag over time or require re-inflation.

Four of TVI’s competitors use an air beam skeleton, Zumro (domestic), Aireshelta (U.K.), ACD (Netherlands) and Hughes Safety Showers (U.K.). One competitor, DHS Systems, LLC, manufactures an articulating product similar to ours. Reeves, a value added private label distributor, supplies the DHS product in addition to an air beam product made by Aireshelta.

A third shelter construction-type sold in this industry has a self-supporting shell. The product relies on an accordion style corrugated plastic, and the only manufacturer that uses this system is UniFold, and Ferno MIR distributes this product.

Manufacturing Operations

TVI manufactures all of its systems at its manufacturing facility in Glenn Dale, Maryland. At December 31, 2004, all production was within a leased facility with approximately 109,000 square feet of manufacturing space. Approximately 51,000 square feet of this space was added within our existing facility during 2004 for expansion of our product line. All of this space is in the same facility that serves as TVI’s headquarters. The Company implements various levels of automation that is designed to improve floor space utilization.

Raw Materials

The Company uses only commercially available materials in the manufacture of its products.

Intellectual Property

The Company has secured various patents, trade secrets, trademarks and other rights for its products, services and processes. The Company was granted a patent on its articulating shelter frame in 1999 and a separate patent on a collapsible display framework in 2001. Patent applications have been filed and are pending for a new line of decontamination systems incorporating integrated decontamination plumbing into the shelter canopy, and a new rapidly deployable containment device. A new rapidly deployable roller transfer device has been issued by the United States Patent and Trademark Office. Additionally, we currently have 14 patents issued or pending for new products ranging from infection control equipment to advanced HVAC systems to chemical-biological filtration devices to thermal products and devices. We plan to file other patent applications in order to protect our technologies that we believe provide a competitive advantage. There are no active royalty or licensing agreements for our products.

The Company has common law rights in certain of its trademarks and has applications currently pending with the U.S. Patent and Trademark Office for two of such trademarks.

Need for Government Approval

There are no material requirements for Government approval for any of the Company’s principal products. However, the Company’s targets and decoys are covered by the International Traffic in Arms Regulations (“ITAR”), and the Company must obtain approval from the U.S. State Department to sell such products to foreign buyers. The Company is currently licensed by the State Department.

CAPA’s powered air-purifying products (“PAPR”) are subject to regulation by numerous governmental bodies. The principal U.S. federal regulation for PAPR is the Occupational Safety and Health Act of 1970, which created both the Occupational Safety and Health Administration (“OSHA”) regarding worker safety standards and the National Institute for Occupational Safety and Health (“NIOSH”) for safety-product certification. Our PAPR may also be subject to foreign laws and regulations. Our Glenn Dale facility is a NIOSH-accredited facility and we believe the Company is in material compliance with the regulations and standards of these governmental bodies.

Effect of Government Regulations

The Company is subject to various regulations including Federal Acquisition Regulations, OSHA requirements, and ITAR mentioned above. However, none of these regulations have a direct material impact on the Company’s business.

Research and Development Activities

The Company spent $1.0 million and $161 thousand for research and development in the years ended December 31, 2004 and 2003, respectively. In 2004, TVI introduced 14 new products.

Impact of Environmental Laws

The Company has not experienced any specific costs associated with compliance with environmental laws.

Employees

As of December 31, 2004 the Company had approximately 150 full-time employees. The Company has no labor contracts. The Company believes that it has good relations with its employees.

Risk Factors

Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently think are insignificant, may also adversely affect our business, results of operations and financial condition.

Factors that have either caused our results to fluctuate in the past or that are likely to affect us in the future include the following:

•	The size, timing and contractual terms of sales of our shelter and decontamination systems and our other products due to the unpredictable sales cycle for such products;

•	Technical difficulties in our products that could delay product shipments or increase the costs of introducing new products;

•	Introductions of new products or new versions of existing products by us or our competitors;

•	Changes in our mix of revenues generated from product sales; and

•	Changes in our mix of sales channels through which our products are sold.

We currently rely on sales to U.S. and state governmental entities, and the loss of such contracts would have a material adverse impact on our operating results.

The loss or significant reduction in government funding of a large program in which we participate could materially adversely affect our future revenues, earnings and cash flows and thus our ability to meet our financial obligations. U.S. government contracts are conditioned upon Congress’ continuing approval of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. State contracts are generally subject to the same funding considerations.

Selling to the U.S. Government subjects us to unfavorable termination provisions and other review and regulation.

Companies engaged in supplying defense-related services and equipment to U.S. government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. government to unilaterally:

•	Suspend us from receiving new orders or contracts pending resolution of alleged violations of procurement laws or regulations;

•	Terminate existing orders or contracts;

•	Reduce the value of existing orders or contracts;

•	Audit our contract-related costs and fees, including allocated indirect costs; and

•	Control and potentially prohibit the export of our products.

Because we rely heavily on a limited number of third party distributors for the marketing, sale and support of our products, the termination or disruption of these services may adversely affect our revenue.

We sell the majority of our products through a limited number of independent distributors and third party sales agents, such as Fisher Scientific and EAI Corporation in the U.S. and Canada and Professional Protection Systems Ltd. and OPEC Systems internationally. Specifically, approximately 43% and 20% of our total 2004 net sales were made through the Company’s top two distributors, respectively. We anticipate that our distributors will continue to account for the majority of our sales for the foreseeable future. We have a limited ability to influence our distributors’ marketing efforts and relying on distributors could harm our business for various reasons, including that the agreements with our distributors may contain unfavorable terms, such as exclusivity provisions or early termination rights; such agreements may terminate prematurely due to disagreements or may result in litigation; our distributors may not devote sufficient resources to the sale of our products or may be unsuccessful in their efforts or otherwise impair our reputation; existing relationships with our distributors may preclude us from entering into new arrangements; and we may not be able to negotiate new distributor agreements on acceptable terms.

We need to expand both our direct and indirect sales and distribution capabilities, and failure to do so could impede our growth.

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

We will continue to pursue business alliances with channel partners to endorse our products, create and design new products, provide customer support services, promote and resell products that integrate with our products and develop industry-specific products. These alliances provide an opportunity to license our products to our partners’ installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for customer support services. A number of our competitors have stronger relationships with channel partners who, as a result, may be more likely to recommend our competitors’ products. In addition, some of our competitors have relationships with a greater number of these indirect channel partners and, therefore, have access to a broader base of customers. If we are unable to establish, maintain, and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing and support of our products. Our efforts may not be as effective as these channel partners, which could significantly harm our operating results.

We are subject to economic, political and other risks associated with our international sales, which could adversely affect our business.

A portion of our revenues is generated from the international sale of our products through distributors, predominately in Western Europe and Australia. Net sales outside the United States were approximately 13% and

34% of our total net sales in 2004 and 2003, respectively, and we anticipate that international sales will continue to represent a portion of our revenues in the future. Our international sales could be adversely affected by a variety of factors, including changes in the political or economic conditions in a country or region; future fluctuations in exchange rates; trade protection measures and import or export licensing requirements; difficulty in effectively managing our international distributors; and differing tax laws and regulatory requirements, and changes in those laws and requirements.

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

Additionally, we must enhance the functionality of our products to maintain successful commercialization and continued acceptance of our product offerings. If we are unable to identify and develop new enhancements to existing products on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, cancellation of orders and loss of revenue. The life cycle of our products is difficult to predict because the market for such products is new and emerging and is characterized by rapid technological change, changing customer preferences and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable.

Our failure to manage our expanding operations could impair our future growth. The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel, and other resources.

Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

•	Build and train sales and marketing staff to create an expanding presence in the rapidly evolving market for our decontamination systems and other products, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

•	Build, incentivize and support strong distribution channel partners and keep them informed regarding technical features, issues and key selling points of our products;

•	Develop our customer support capacity for direct and indirect sales personnel so that we can provide customer support without diverting engineering resources from product development efforts; and

•	Expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas as the number of our personnel and size of our organization increases.

We may not succeed with these efforts. Our failure to efficiently expand and develop these areas could cause our expenses to grow, could cause our revenues to decline or grow more slowly than expected, or could otherwise impair our growth.

We face integration and other risks related to our newly established CAPA Group.

In April 2004, the Company purchased substantially all of the assets of CAPA Manufacturing LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. We expect this acquisition to facilitate our growth in the Personal Protection Equipment market. The CAPA acquisition involves various risks, including:

•	Difficulties in integrating CAPA’s operations, technologies, and products;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with the acquisition; and

•	The potential loss of key CAPA employees.

There can be no assurance that our CAPA acquisition will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from the acquisition effectively. Failure to manage such growth effectively and successfully integrate CAPA’s operations could have a material adverse effect on our business and operating results.

Our growth strategy includes capital expenditures and pursuing strategic acquisitions and investments, which may not prove to be successful and may dilute our current stockholders’ percentage ownership.

Our business strategy includes making capital outlays, such as for the construction of our filter plant, and acquiring or making strategic investments in other companies with a view to expanding our portfolio of products, expanding into new markets, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may incur debt or assume indebtedness, or issue equity that would dilute our current shareholders’ percentage ownership. In addition, we may incur significant amortization expense related to intangible assets and depreciation expense related to plant and equipment. We also may incur significant write-offs of goodwill, intangible assets, and property, plant and equipment associated with our companies, businesses or technologies that we acquire. Acquisitions and strategic investments involve numerous risks, including those identified above in connection with the CAPA acquisition.

In addition, capital expenditures for new product lines, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions.

The variable sales cycles of our products could cause significant fluctuation in our quarterly results.

The typical sales cycle of our shelter, decontamination systems and our other products are unpredictable and generally involve a significant commitment of resources by our customers. A customer’s decision to purchase our products generally involves the evaluation of the available alternatives by a significant number of personnel in various functional areas and often is subject to delays over which we may have little or no control, including budgeting constraints, internal procurement and other purchase review procedures and the inclusion or exclusion of our products on customers’ approved standards list. Accordingly, we typically must expend substantial resources educating prospective customers about our products. Therefore, the length of time between the date of initial contact with the potential customer or channel partner and the execution of a purchase agreement typically ranges from 1 to 12 months, with the larger sales generally requiring significantly more time. Additionally, the length of time between the date of initial contact and the execution of a purchase order is often subject to delays over which we may have little or no control, including the receipt of necessary government funding. As a result, our ability to predict the timing and amount of specific sales is limited and any delay or failure to complete one or more transactions could have a material adverse effect on our business and could cause operating results to vary significantly from quarter-to-quarter.

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

We expect that products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments grows and overlaps. Although we are not aware that our products employ technology that infringes any proprietary rights of third parties, there has been significant litigation in recent years in the United States involving patents and other intellectual property rights, and there always is the chance that third parties may assert infringement claims against us. Consequently, third parties may claim that we infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

•	Be time-consuming to defend;

•	Result in costly litigation;

•	Divert our management’s attention and resources;

•	Cause product shipment delays; or

•	Require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or otherwise incurring significant additional expenses and we may be judged liable for significant damages.

Our products may contain unknown defects that could result in product liability claims or decrease market acceptance of our products and have a material adverse effect on our business, results of operations and financial condition.

We have offered, and continue to offer, various warranties on our products. Our products may contain unknown defects or result in failures, which are not detected until after commercial distribution and use. Any of these defects could be significant and could harm our business and ongoing results. Any significant defects or errors may result in:

•	Costly litigation;

•	Diversion of management’s attention and resources;

•	Loss of sales;

•	Delay in market acceptance of our products;

•	Increase in our product development costs; or

•	Damage to our reputation.

In addition, the sale and support of our products may entail the risk of product liability or warranty claims based on personal injury and/or other damage due to such defects or failures. Although we maintain reserves for warranty-related claims that we believe to be adequate, we cannot assure you that warranty expense levels or the results of any warranty-related legal proceedings will not exceed our reserves. Additionally, although we carry comprehensive general liability insurance and product liability insurance for consequential damages that may arise from our products, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims. Although we believe our coverages to be adequate and currently intend to maintain these overages in the future, we cannot assure you that these coverages will be sufficient to cover all future product liability claims. Consequently, the marketing of our products entails product liability and other risks and could have a material adverse effect on our business, results of operations and financial condition.

Intense competition and consolidation in our industry could limit our ability to attract and retain customers.

The market for our shelter, decontamination systems and our other products is intensely competitive, characterized by rapid technological change, evolving industry standards, changes in customer needs and preferences and is significantly affected by new product introductions and improvements. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, broader product offerings and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and lower profit margins, either of which could materially and adversely affect our business, results of operations and financial condition.

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

The U.S. legal and regulatory environment governing our products is subject to constant change. Further changes in the regulatory environment relating to the marketing of our shelter and decontamination systems and our other products, that increase the administrative and operational costs associated with the marketing of our systems and other products or that increase the likelihood or scope of competition, could harm our business and financial results.

The regulation of our shelter, decontamination systems and our other products outside the United States will vary by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with U.S. regulation as well as other risks.

Our Common Stock is subject to significant price fluctuations.

Effective August 2004, our Common Stock was listed and began trading on the NASDAQ SmallCap Market. Previously, our Common Stock traded on the OTC Bulletin Board. Historically, there has only been a limited public market for our Common Stock.

The trading price of our Common Stock is likely to be volatile and sporadic. The stock market in general and, in particular, the market for small capitalization companies has experienced extreme volatility in recent years. This volatility has often been unrelated to the operating performance of particular companies. Volatility in the market price of our Common Stock may prevent investors from being able to sell their Common Stock at or above the price such investors paid for their shares or at any price at all. In addition, in the event our operating results fall below the expectations of public market analysts, the market price of our Common Stock would likely be materially adversely affected.

We have adopted certain anti-takeover provisions that could prevent or delay a change in control.

Our Articles of Incorporation and Bylaws contain the following provisions:

•	An “advance notice” provision setting forth procedures governing stockholder proposals and the nomination of directors, other than by or at the direction of the Board or a Board committee;

•	A “classified” Board providing for three-year staggered terms of office for all of our Board of Directors.

Additionally, in 2003 we adopted a Stockholders Rights Plan, or so-called “poison pill,” which is designed to enable all TVI stockholders to realize the full value of their investment and to provide for fair and equal treatment for all TVI stockholders in the event that an unsolicited attempt is made to acquire the Company.

Although we believe that each of the above are designed to promote both effective corporate governance and orderly Board deliberations of important business matters, these provisions may discourage, delay or prevent a third party from acquiring or merging with TVI, even if such action may be considered favorable to some of TVI’s stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Plant. The Company leases space to house its administrative and manufacturing activities. As of December 31, 2004, the facility consisted of about 118,000 square feet, of which approximately 109,000 was used as manufacturing space. The address of the facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

Investment Policies. The Company has made no investments in real property, real property mortgages or other securities of or interests in persons primarily engaged in real estate activities in the preceding three years.

Description of Real Estate. The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

Pending Proceedings. There are no pending legal proceedings of a material nature that are required to be described.

Pending Government Proceedings. The Company is not aware of any pending or contemplated proceeding by a government authority in 2004.

Pending IRS Examination. The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the Company’s 2003 federal income tax return. Management believes that any adjustments required as a result of this examination will not have a material impact on the Company’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information. Effective August 2004, the Company’s Common Stock began trading on the NASDAQ SmallCap Market under the symbol “TVIN”. Previously, the Company’s Common Stock was quoted on, and trades were executed through, the OTC Bulletin Board under the same symbol. Market prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions. The following table provides information on market prices for the periods indicated.

	2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	2.80	3.40	3.40	3.82
High	4.92	5.11	6.71	5.65

	2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	0.82	1.07	1.06	1.12
High	1.67	1.77	1.44	3.29

Holders. The Company had an estimated 3,500 holders of record of its Common Stock as of March 16, 2005. Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by the Company’s Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

Dividends. The holders of outstanding shares of our Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors from time to time may determine. There have been no dividends declared or paid on the Company’s Common Stock during the previous two years. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company’s Common Stock in the foreseeable future and no payment of any dividends is contemplated by the Company for the foreseeable future.

Pursuant to the terms of our Stockholders’ Right Agreement, the Board of Directors declared a dividend distribution of one preferred share purchase right or so-called “poison pill” (a “Right”) for each outstanding share of the Common Stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on December 3, 2003 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Stockholders’ Right Agreement). Each Right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, subject to adjustment under certain conditions specified in the Stockholders’ Rights Agreement.

Securities authorized for issuance under equity compensation plans. The following table sets forth information, as of December 31, 2004, with respect to the compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,637,000	$1.83	3,336,000
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

(1)	Equity compensation plans approved by security holders include (i) the TVI 1995 Non-Qualified Stock Plan (the “1995 Plan”) and (ii) the TVI Amended and Restated 1998 Incentive Stock Option Plan (the “1998 Plan”). Of the number of total shares granted under both plans, 6,664,000 shares have been awarded under the 1998 Plan.
(2)	All of the Company’s equity compensation plans have been approved by its stockholders.

Recent Sales of Unregistered Securities. On April 19, 2004, TVI purchased substantially all of the assets of CAPA Manufacturing, LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. The purchase price included the net payment of approximately $607,000 in cash and the issuance of 88,780 shares of TVI Common Stock in a private transaction. In addition to the initial payment, an “earn-out” payment of up to $625,000, payable in TVI Common Stock, is also payable for fiscal year 2006 if certain operating benchmarks are satisfied.

Repurchase of Securities. The Company did not repurchase any of its Common Stock or other securities during the fourth quarter of 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING

STATEMENTS CONCERNING OUR BUSINESS:

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “believes”, “expects”, “might result”, and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

OVERVIEW

TVI Corporation, located in Glenn Dale, Maryland, is a global supplier for first responders, military, and public health agencies. The Company designs, fabricates, and markets final products and systems both through distributors and directly to end-users. TVI’s principal products are rapidly deployable first responder systems designed to serve counter-terrorism, military, public safety, fire service and hospital markets. The Company’s core systems are fabric shelter structures that employ the Company’s proprietary articulating frame. The Company sells a line of thermal products, which include targets, IFF devices, beacons and markers. The Company’s product strategy is to enlarge each product family by both internal and external means, and to modify and create versions, which will have utility for clients in all of its major market segments. To that end, we entered the personal protection equipment market in 2004 through the asset acquisition of the CAPA business for the manufacture of powered air purifying respirators and related respiration products.

Over the past few years, TVI has achieved rapid growth, attributable to international, federal, state and municipal government spending on homeland security. TVI’s products have expanded to include Chem/Bio isolation and infection control systems for hospitals and first responders, trailerized first-responder products, crime scene investigation systems for police and mobile hospitals. TVI’s products represent integral components of standard decontamination procedures.

The Company’s product strategy is to continue to expand each product family by both internal and external means, and to continue to upgrade and improve the performance of existing product lines, so that end users in all of TVI’s major market segments will have access to the latest technology and will continue to upgrade their current stock with more advanced products. In addition, the Company plans to add related new products, which can also be sold to the first responder, healthcare and military markets.

TVI’s most significant expense is its cost of goods sold, which consists primarily of direct labor and expenses incurred to complete contracts, including the cost of materials and equipment. We continued to improve our cash position and operate without long-term debt. Cash and cash equivalents at December 31, 2004 were $13.1 million. We intend to use our significant cash position to implement our growth strategies.

We believe that on-going research and development (“R&D”) is critical to our strategic product development objectives and overall growth strategies. Specifically, we believe that in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel. Therefore in 2004 we significantly increased our R&D activities. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in new R&D initiatives to ensure our continued competitiveness in the more distant future.

(A) YEAR ENDING DECEMBER 31, 2004 vs. YEAR ENDING DECEMBER 31, 2003

($ in thousands)

The following table sets forth certain Consolidated Statements of Income data as a percentage of revenues for the years ended December 31:

	2004	2003
NET SALES	100%	100%
COST OF SALES	49%	47%

GROSS PROFIT	51%	53%

OPERATING EXPENSES
Selling, general and administrative expenses	21%	22%
Research and development expenses	3%	1%

Total operating expenses	24%	23%

OPERATING INCOME	27%	30%
Other income (expense)	0%	0%

INCOME BEFORE INCOME TAXES	27%	30%
PROVISION FOR INCOME TAXES	10%	10%

NET INCOME	17%	20%

Net Sales:

Net sales increased $10,644, or 39%, to $37,862 for the year ending December 31, 2004 from $27,218 for the year ending December 31, 2003. The sales increase primarily related to an increase in domestic decontamination sales. International sales decreased to approximately $4,790 in 2004 from $9,300 in 2003, which was largely comprised of sales in the U.K. to Her Majesty’s Fire Service through our U.K. distributor.

Gross Profit:

Gross profit increased $4,903, or 34%, to $19,191 for the year ending December 31, 2004 compared with $14,288 for the year ending December 31, 2003. Gross margin as a percent of sales was 51% for 2004 compared with 53% for 2003. The decline in the gross margin percentage is primarily related to the allocation to costs of sales of certain facilities, occupancy and insurance expenses, which in 2003 were charged to general and administrative expenses, and the incorporation of CAPA into our operations.

Selling, General and Administrative Expenses:

Selling, general, and administrative (“SG&A”) expense was $7,931 for the year ending December 31, 2004, an increase of $1,844, or 30%, from the year ending December 31, 2003. As a percent of sales, SG&A declined to 21% for 2004 from 22% for 2003. A significant amount of the year-over-year dollar increase was attributable to an increase in sales related expenses, such as trade shows, advertising, marketing, sales expenses and employee related costs to support sales growth and expanded product lines. The aforementioned allocation to costs of sales of certain facilities, occupancy and insurance expenses would have decreased the 2003 SG&A.

Research and Development:

The Company’s expenditures on research and development (“R&D”) activities were $1,009 for the year ended December 31, 2004, an increase of $848 from the year ended December 31, 2003. We believe that on-going research and development is critical to our strategic product development objectives and overall growth strategies. Specifically, we believe that in order to meet the changing requirements of our customers in the rapidly emerging military, domestic and international markets, we must continue to fund investments in several development projects in parallel. Our R&D activities are focused on the improvement and maintenance of our existing products; developing new uses and applications for our existing products; and the development of new products, particularly in the area of thermal marking infra-red, infection control and powered air purifying respirator technology. Our recently launched Infection Control product line is expected to significantly enhance the medical community’s ability to deal with naturally emerging infectious agents, as well as biological war agents. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in new R&D initiatives to ensure our continued competitiveness in the more distant future. Due to the significance and magnitude of these initiatives and their related costs, and in order to provide clear and meaningful disclosure, R&D costs are now reported separately from selling, general and administrative costs.

Operating Income:

Operating income increased by $2,211, or 27%, to $10,251 for the year ending December 31, 2004, from $8,040 for the prior year. Operating income as a percent of net sales decreased to 27% for the year ending December 31, 2004 from 30% for the year ending December 31, 2003 primarily due to the increase in R&D expenses.

Income Tax:

The provision for income taxes increased $1,176, or 44%, to $3,867 for the year ending December 31, 2004, from $2,691 for the prior year. The effective tax rate (“EFT”) for 2004 was 37%, compared with 33% for 2003. The primary factor affecting the EFT comparison is a decline in the extraterritorial deduction to $131 for 2004 from $322 for 2003, as the Company’s export sales declined.

Net Income:

Net income increased $1,075, or 20%, to $6,442 for 2004 from $5,367 for 2003, primarily reflecting the growth in operating earnings attributable to higher net sales. Earnings per diluted share were $0.211 for 2004, compared with $0.182 for 2003.

(B) LIQUIDITY

Management measures the Company’s liquidity on the basis of its ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

Strong internal cash generation together with currently available cash and investments, and an ability to access credit lines if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, equity financing or both, the Company believes it would be able to obtain financing based on its last two years of favorable earnings performance and current financial position.

At December 31, 2004 working capital was $17,104, up from the $11,369 at December 31, 2003. Cash and cash equivalents at December 31, 2004 totaled $13,054, an increase of 72% from December 31, 2003. During the first quarter of 2005, the Company implemented an enhanced cash management program in order to achieve higher yields on its free cash flow. Under this program, the Company may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities, some of which may have maturities of up to six months.

Accounts receivable at December 31, 2004 was $4,418, an increase of 5% from December 31, 2003. The increase in accounts receivable was due to the increase in sales. Days-sales outstanding at December 31, 2004 were 42, an improvement of 9 days from the prior year.

Cash flow from operating activities was $7,224 for the year ending December 31, 2004, up from $6,463 for the year ending December 31, 2003. Cash used in investing activities totaled $2,250 for 2004, including $1,981 for the purchase of property, plant and equipment, primarily related to the new filter canister manufacturing line and other product expansion initiatives, and $269 for the purchase of intangible assets. The filter canister manufacturing line is still being built and is expected to be completed in 2005.

During 2004, the Company decided to not renew its $850 revolving bank line of credit (“LOC”), which expired on May 31, 2004. The Company made no borrowings under this LOC and, in management’s opinion, there was no need for future borrowings given its then current plans.

(C) USE OF ESTIMATES

Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Company’s financial statements.

The Company is required to make estimates and judgments in the preparation of its financial statements. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

Revenue Recognition:

Revenue is recognized from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment, upon delivery or acceptance by the customer, according to the terms of sale. Sales discounts and allowances are recorded in the period in which the sale is recorded.

Inventory Valuation:

The Company routinely evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, historical usage, planned dispositions of materials, product lines, technological events and trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

Excess inventory is generally identified by comparing historical and future expected inventory usage to actual on-hand quantities. Reserves are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) inventory usage levels forward to future periods.

Credit and Collections:

The Company maintains allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make required payments, the Company may be required to record additional allowances for doubtful accounts.

Contingent Liabilities:

The Company is subject to proceedings, lawsuits, warranty and other claims or uncertainties related to environmental, legal, product and other matters. The Company routinely assesses the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

(D) KNOWN TRENDS, EVENTS AND UNCERTAINTIES

Prior to the events of September 11, 2001, there was relatively little public focus given to nuclear, chemical or biological defense initiatives. Now the realization that we must be prepared as a nation is unmistakably recognized within the Public Safety marketplace. Increased funding to various public safety organizations such as fire departments, police departments, hazmat first responders, and hospital safety organizations, has dramatically improved our market conditions. There will be a limited window of opportunity to solidly establish the Company in this market. Improving our position in the market by improving our distribution channels will be a key focus for the coming year.

The Company’s product strategy is to continue to expand each product family by both internal and external means, and to continue to upgrade and improve the performance of existing product lines, so that end users in all of TVI’s major market segments will have access to the latest technology and will continue to upgrade their current stock with more advanced products. In addition, the Company plans to add related new products, which can also be sold to the first responder and military markets. In 2004, TVI introduced 14 new products.

With the increased demand for our products due to our unique position in the marketplace, we believe that the Company must also continue to build infrastructure to provide the organization and systems to supply product to the marketplace. During 2003, the Company added human resources in Sales, Sales Support, Manufacturing and Administration to provide necessary infrastructure to provide for growth. Business Systems were upgraded in 2003 by implementing an enterprise-wide business system to provide the financial and business processes we need to grow. During 2004, the Company leased an approximate 54,000 square feet of additional facility space. We believe that this capacity will provide a more robust operation and the foundation to handle our anticipated growth.

We believe that the Company has adequate production equipment to support its current level of operations. The Company spent $1,981 on property, plant and equipment in 2004 and $610 in 2003, which was paid for from operating funds. The 2004 purchases primarily related to the new filter canister manufacturing line and other product expansion initiatives. This equipment has resulted in increased financial performance. The filter canister manufacturing line is still being built and is expected to be completed in 2005. The Company will invest in additional equipment to meet efficiency and delivery requirements should its production levels increase significantly. We currently intend to purchase any such equipment from operating funds.

There are no significant seasonal aspects to the Company’s operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training.

The Company’s Provision for Income Taxes and its tax returns as filed with the Internal Revenue Service (“IRS”) are subject to management’s interpretation of the Internal Revenue Code, as well as applicable state tax codes. The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the Company’s 2003 federal income tax return. Management believes that any adjustments required as a result of this examination will not have a material impact on the Company’s financial statements.

(E) EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

SFAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows.

SFAS 123R will be effective beginning in the third-quarter of 2005 and we are currently evaluating the effect that implementation will have on our net income and financial position. We have included in the Notes to Consolidated Financial Statements, “Stock-based Compensation” section of Note 1, information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original Statement No. 123. The Company expects the impact of implementing SFAS 123R will be a reduction in earnings per share. However, a number of technical implementation issues must be resolved, including the selection and use of an appropriate valuation model such that the ultimate impact of adopting SFAS 123R is not yet known.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates that adoption of SFAS 153 will not have a material impact on its net income or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, allocations of fixed production overhead to the costs of conversion are required to be based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for financial statements for fiscal years beginning after June 15, 2005. The Company is evaluating the impact that SFAS 151 will have on its net income and financial condition and the ultimate impact of adopting this Statement is not yet known.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TVI Corporation

Glenn Dale, Maryland 20769

We have audited the accompanying consolidated balance sheets of TVI Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TVI Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Stegman & Company

Baltimore, Maryland

February 11, 2005

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004 and 2003

(in thousands, except per share data)

	2004	2003
NET SALES	$37,862	$27,218

COST OF SALES	18,671	12,930

GROSS PROFIT	19,191	14,288

OPERATING EXPENSES
Selling, general and administrative expenses	7,931	6,087
Research and development expenses	1,009	161

Total operating expenses	8,940	6,248

OPERATING INCOME	10,251	8,040

OTHER INCOME
Interest income	59	25
Interest expense	(1)	0
Other income (expense)	0	(7)

Total other income	58	18

INCOME BEFORE INCOME TAXES	10,309	8,058

PROVISION FOR INCOME TAXES	3,867	2,691

NET INCOME	$6,442	$5,367

EARNINGS PER COMMON SHARE—BASIC	$0.222	$0.197

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	29,082	27,249

EARNINGS PER COMMON SHARE—DILUTED	$0.211	$0.182

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	30,520	29,470

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

At December 31, 2004 and 2003

(in thousands, except per share data)

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,054	$7,592
Accounts receivable less allowance for doubtful accounts (2004—$165, 2003—$164)	4,418	4,214
Inventories	1,829	2,028
Deferred income taxes	227	386
Other current assets	506	352

Total current assets	20,034	14,572

PROPERTY, PLANT AND EQUIPMENT, NET	2,506	638

OTHER ASSETS
Goodwill	554	0
Patents, net	148	109
Other assets	48	24

Total other assets	750	133

TOTAL ASSETS	$23,290	$15,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,073	$1,145
Accrued expenses	1,857	2,058

Total current liabilities	2,930	3,203

TOTAL LIABILITIES	2,930	3,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock	0	53
$1 par value; 1,200 shares authorised; issued and outstanding -0- and 53 shares in 2004 and 2003, respectively.
Common stock	298	279
$0.01 par value; 98,800 shares authorised; issued and outstanding 29,771 and 27,723 shares in 2004 and 2003, respectively.
Additional paid in capital	14,633	12,821
Retained earnings (deficit)	5,429	(1,013)

TOTAL STOCKHOLDERS’ EQUITY	20,360	12,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,290	$15,343

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

(in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,442	$5,367

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	141
Deferred income taxes	159	1,267
Stock-based compensation	0	34
Changes in assets and liabilities:
Increase in accounts receivable—trade	(204)	(1,250)
Decrease (increase) in inventories	199	(1,142)
Increase in other current assets	(114)	(275)
Increase in other assets	(24)	0
Increase (decrease) in accounts payable	(72)	565
Increase in accrued expenses	561	1,756

Net cash provided by operating activities	7,224	6,463

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(269)	(36)
Purchase of property, plant and equipment	(1,981)	(610)

Net cash used in investing activities	(2,250)	(646)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	488	160

Net cash provided by financing activities	488	160

NET INCREASE IN CASH	5,462	5,977
Cash and cash equivalents at beginning of year	7,592	1,615

Cash and cash equivalents at end of year	$13,054	$7,592

The Company paid the following for interest and income taxes during the years ended December 31, 2004 and 2003.

	2004	2003
Income taxes	$3,221	$1,290
Interest	1	0

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

For the Years Ended December 31, 2004 and 2003

(in thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total Equity
BALANCE DECEMBER 31, 2002	$53	$269	$12,376	$(6,380)	$6,318

Common Shares Issued Upon Exercise of Options:
200 common shares issued to Board of Directors members		2	6		8
170 common shares issued to officers		2	28		30
653 common shares to employees/others		6	116		122

Income tax benefit from exercise of stock options			295		295

Net income for 2003				5,367	5,367

BALANCE DECEMBER 31, 2003	$53	$279	$12,821	$(1,013)	$12,140

Conversion of preferred stock to 106 common shares	(53)	1	52		0

89 common shares issued in acquistion of CAPA Manufacturing LLC		1	359		360

Common Shares Issued Upon Exercise of Options:
525 common shares issued to Board of Directors members		5	65		70
449 common shares issued to officers		4	108		112
644 common shares to employees/others		11	383		394

36 common shares issued to Board of Directors for retainers		0	125		125

262 treasury shares retired upon exchange in option excercises		(3)	(85)		(88)

Income tax benefit from exercise of stock options			805		805

Net income for 2004				6,442	6,442

BALANCE DECEMBER 31, 2004	$0	$298	$14,633	$5,429	$20,360

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION.

The accompanying consolidated financial statements include the activity of TVI Corporation and its consolidated subsidiary (collectively referred to as “TVI” or the “Company”). TVI was incorporated under the laws of Maryland on January 28, 1977. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held company. As a consequence, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly-owned subsidiary.

Products Offered

TVI is a leading supplier of chemical/biological decontamination systems for the military, public health, and first response agencies; rapidly deployed shelters for commercial and military applications; thermal targets for military training and testing; and powered air-purifying respirators for the homeland security market and other safety-related industries. Approximately 95% of our 2004 revenue was from the shelter and decontamination shelter product line, and 5% from thermal targets and respirators. Approximately 87% of 2004 product sales were within the United States, with the remainder made within certain foreign countries as permitted by the International Traffic in Arms Regulations of the U.S. Government.

TVI designs, manufactures, and sells rapidly deployable integrated shelter systems to the commercial, government, and military market place. The core component of the product line is the rapidly deployable shelter, with its patented articulating frame. TVI also designed and manufactured the key components used with our shelters that are required to make integrated systems for decontamination, command control, forensic investigation, disaster assistance, communication centers, and patient isolation. In addition to shelters, we supply lighting, water heaters, air heaters, power generators, flooring, trailers, and air filtration units.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to 2004 classifications.

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

Revenue Recognition

Revenue is recognized from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment, upon delivery or acceptance by the customer, according to the terms of sale. Sales discounts and allowances are recorded in the period in which the sale is recorded.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all liquid investments with initial maturities of ninety days or less to be cash equivalents. The carrying value of the cash equivalents approximates their estimated fair value.

Allowance for Doubtful Accounts

Management evaluates the collectibility of accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance against amounts due is recorded, and reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, management recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, historical experience and other currently available evidence.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method of valuation or market. Inventories consist primarily of raw material components and other equipment used in the manufacture of shelter systems and thermal targets.

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

Goodwill

Goodwill is recorded on a business combination to the extent the cost of the acquired entity exceeds the amounts ascribed to its assets, less any liabilities assumed. Goodwill is evaluated for potential impairment at least annually, and more often as circumstances require, by comparing the implied fair value of a reporting unit (“fair value”) to its carrying value. An impairment loss is recognized by a charge to operations in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Goodwill is not amortized.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

Warranty Liability

Accruals for warranty liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the liability can be reasonably estimated based on existing information. Set forth below is a reconciliation of the Company’s estimated product warranty liability for 2004:

Balance at December 31, 2003	$996
Settlements (cash and in kind)	(113)
Aggregate change in estimate—2004	(86)

Balance at December 31, 2004	$797

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short term nature of their underlying terms.

Research and Product Development Costs

Research and product development expenditures are charged to operations as incurred. During 2004 and 2003, $1,009 and $161, respectively, were expensed.

Advertising Costs

The Company expenses advertising costs as incurred. During 2004 and 2003, $669 and $392, respectively, were expensed.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides an allowance where, in management’s opinion, it is more likely than not that the asset will not be realized.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in Statement 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

The following table illustrates the effect on net income for the years ended December 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	2004	2003
Net income as reported	$6,442	$5,367
Deduct: Stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(535)	(168)

Proforma net income	$5,907	$5,199

Earnings per common share as reported:
Basic	$0.222	$0.197

Diluted	$0.211	$0.182

Proforma earnings per common share
Basic	$0.203	$0.191

Diluted	$0.194	$0.176

The weighed average fair value of options granted during 2004 and 2003 were $2.82 and $0.87, respectively. The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on TVI’s common stock for the years ended December 31, 2004 and 2003:

	2004	2003
Risk-free interest rate	4.13%	2.47%
Expected volatility	73.54%	81.44%
Expected life (in years)	8	5
Expected dividend yield	0.00%	0.00%

Information on our stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 10.

Stock Options Granted to Non-Employees

TVI accounts for its stock-based awards issued to non-employees in return for services using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that services have been completed or on the performance commitment date, whichever is earlier (the “measurement date”). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense in the accompanying statements of income over the vesting period.

Earnings Per Share

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

SFAS 123R requires companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows.

SFAS 123R will be effective beginning in the third-quarter of 2005 and we are currently evaluating the effect that implementation will have on our net income and financial position. We have included above, in the “Stock-based Compensation” heading in this Note, information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original Statement No. 123. The Company expects the impact of implementing SFAS 123R will be a reduction in earnings per share. However, a number of technical implementation issues must be resolved, including the selection and use of an appropriate valuation model such that the ultimate impact of adopting SFAS 123R is not yet known.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates that adoption of SFAS 153 will not have a material impact on its net income or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the allocation of fixed production overhead to the costs of conversion is required to be based on the normal capacity of the production facilities. SFAS 151 is effective prospectively for financial statements for fiscal years beginning after June 15, 2005. The Company is evaluating the impact that SFAS 151 will have on its net income and financial condition and the ultimate impact of adopting this Statement is not yet known.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

2. ACQUISTION OF BUSINESS

In April 2004, the Company purchased substantially all of the assets of CAPA Manufacturing LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. The acquisition was structured as an asset purchase, including property and equipment as well as intangible assets. The purchase price included the net payment of approximately $607 in cash and the issuance of 88,780 shares of the Company’s common stock in a private transaction. An additional “earn-out” payment of up to $625, payable in the Company’s common stock, is payable for fiscal year 2006, if the CAPA operations satisfy certain benchmarks. If the benchmark conditions are satisfied, the fair value of the stock issued will be recorded as additional goodwill in the period that the outcome is determinable beyond a reasonable doubt. The accounting for the acquisition included recording goodwill totaling $554.

3. INVENTORIES

Inventories as of December 31, 2004 and 2003, consists of:

	2004	2003
Finished goods	$136	$25
Work in progress	207	329
Raw materials	1,338	1,498
Other	148	176

Total	$1,829	$2,028

Other inventories consist of field service, demonstration and other sales support inventory. At December 31, 2004 and 2003, inventory reserves for excess and obsolete inventories were $629 and $532, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2004 and 2003 consists of:

	Years	2004	2003
Furniture and fixtures	7	$116	$75
Computers and office equipment	3	250	145
Motor vehicles	5	66	48
Plant, machinery and equipment	7	805	656
Tooling	7	136	0
Other—leasehold improvements	5	366	91
Capital work-in-process		1,368	0

		3,107	1,015
Less: accumulated depreciation		(601)	(377)

Net property, plant and equipment		$2,506	$638

Depreciation expense charged to operations was $240 in 2004 and $125 in 2003.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

5. PATENTS

Costs capitalized for patent application filings, net of accumulated amortization, as of December 31, 2004 and 2003 consist of:

	2004	2003
Patents, at cost	$219	$143
Less: accumulated amortization	(71)	(34)

Net Patents	$148	$109

Amortization expense charged to operations was $37 in 2004 and $16 in 2003.

6. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2004 and 2003 consist of:

	2004	2003
Accrued salaries	$261	$133
Accrued leave	162	88
Accrued professional expenses	177	85
Accrued commissions and bonuses	285	169
Accrued expenses—suppliers	271	65
Accrued warranty cost	797	996
Deferred revenue and customer prepayments	29	369
Accrued taxes	(173)	145
Accrued other	48	8

Total	$1,857	$2,058

7. LINE OF CREDIT

During 2004, the Company decided to not renew its $850 revolving bank line of credit (“LOC”), which expired on May 31, 2004, as the Company made no borrowings under this LOC.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through April 2010. Certain of these leases are subject to escalation clauses. The following is a schedule by years of the approximate future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2004:

For the year ending December 31:
2005	$633
2006	624
2007	616
2008	621
2009	634
2010 and beyond	214

Total minimum lease obligations	$3,342

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

Total rental expense under all leases charged to operations for the years ended December 31, 2004 and 2003 totaled $611 and $343, respectively.

CAPA “Earn-out”

As disclosed in Note 2, the Company is obligated to an additional “earn-out” payment in fiscal year 2006 of up to $625, payable in the Company’s common stock, if the CAPA operations satisfy certain benchmarks. If the benchmark conditions are satisfied, the fair value of the stock issued will be recorded as additional goodwill in the period that the outcome is determinable beyond a reasonable doubt.

9. INCOME TAXES

Income tax expense reconciled to the tax computed at statutory rates is as follows:

	2004	2003
Federal taxes at statutory rates	$3,505	$2,740
State income taxes, net of federal benefit	365	329
Extraterritorial deduction	(131)	(322)
Other	128	(56)

Provision for income taxes	$3,867	$2,691

The components of the deferred tax asset at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets (liabilities):
Depreciation and amortization	$(208)	$(96)
Vacation pay	63	34
Allowance for doubtful accounts	64	63
Accrued liability for warranties	308	385

Net deferred tax asset	$227	$386

10. STOCK OPTION PLANS

The Company has stock option plans for directors, officers and employees that provide for non-qualified and incentive stock options. At December 31, 2004, up to 10 million shares of the Company’s common stock may be granted under its Amended and Restated 1998 Stock Option Plan (the “Plan”). The Plan expires on May 7, 2008. Incentive stock options may be granted to purchase shares of common stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. Options granted generally vest over a period of two to three years. No compensation expense has been recognized for options issued under the plans for the years ended December 31, 2004 or 2003.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

A summary of the activity by year under the option plan follows:

	Number of Shares	Option Price Per Share Range			Weighted Average Option Price
Outstanding at January 1, 2003	2,909	$0.075	to	$0.625	$0.17
Granted	860	0.60	to	2.01	1.36
Exercised	(1,023)	0.075	to	1.45	0.17
Canceled or expired	(75)	0.1125	to	1.47	1.02

Outstanding at December 31, 2003	2,671	0.075	to	2.01	0.52

Granted	642	$1.29	to	$5.50	$3.73
Exercised	(1,618)	0.075	to	1.47	0.34
Cancelled or expired	(58)	1.19	to	4.13	3.43

Outstanding at December 31, 2004	1,637	0.1125	to	5.50	1.83

Option granted to directors totaled 125 in both 2004 and 2003. In 2003, 20 options were granted to another company. The remaining option grants in each year were granted to employees. The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.1125 - $1.34	729	2.02	$0.44	667	1.93	$0.37
1.47 - 2.91	356	3.53	1.64	307	3.55	1.67
2.98 - 4.10	502	7.62	3.69	180	4.48	3.26
4.55 - 5.50	50	9.43	4.77	0	n/a	n/a

Total	1,637	4.29	$1.83	1,154	2.76	$1.17

The Plan allows for various methods of payment for the exercise of options including, but not limited to, cash and shares of common stock owned by the optionee. During 2004, 262 shares of common stock with an aggregate fair value of $88 were used as payment by optionees for the exercises of options. The resulting treasury shares received were deemed retired.

11. CONCENTRATION OF CREDIT RISK

The Company’s cash balances in U.S. financial institutions at times may exceed federally insured limits. At December 31, 2004 and 2003, the Company’s uninsured cash balances totaled $12,800 and $7,400, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

12. SIGNIFICANT CUSTOMERS

Net sales to the Company’s largest customer totaled approximately $16,333 and $11,100 for the years ended December 31, 2004 and 2003, respectively. These sales represented 43% and 41% of total net sales for the years

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands, except per share data)

ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, net sales included approximately $7,612 and $9,300, respectively, to the Company’s second largest customer. There were no other customers representing more than 10% of net sales in either year.

13. EMPLOYEE BENEFIT PLANS

The Company has established a 401(k) defined contribution plan for its employees. Eligible employees are able to invest pre-tax contributions into selected investment funds maintained and managed by third-party investment companies. The Company makes matching contributions to the plan up to a fixed percentage of the participants’ compensation. The Company’s matching contributions totaled approximately $70 and $31 for the years ended December 31, 2004 and 2003, respectively.

14. PREFERRED STOCK

The Company has 1,200 shares of preferred stock, $1.00 par value, authorized. The shares are convertible to common stock at two common for one preferred. During 2004, 53 shares of convertible preferred stock were converted to 106 shares of common stock. There was no preferred stock outstanding at December 31, 2004.

15. LEGAL MATTERS

There were no pending legal matters as of December 31, 2004.

16. INTERNAL REVENUE SERVICE EXAMINATION

The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the Company’s 2003 federal income tax return. Management believes that any adjustments required as a result of this examination will not have a material impact on the Company’s financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Independent Registered Public Accountants. Upon the recommendation of the Audit Committee of the Company’s Board of Directors, TVI’s Board of Directors decided to dismiss the Company’s independent public accountant as of July 16, 2003. Stegman & Company is the new independent registered public accounting firm, succeeding Aronson & Company.

Aronson & Company’s reports on the Company’s financial statements for the fiscal year ending December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Except as set forth in the following paragraph, in connection with the audit for the fiscal year ending December 31, 2002 and the subsequent period through the date of cessation of the relationship with Aronson & Company, there have been no disagreements with Aronson & Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Aronson & Company, would have caused Aronson & Company to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements.

In its initial filing of the Company’s annual report for 2002 on SEC Form 10-KSB filed on March 31, 2003, the Company reported a deferred tax asset in the amount of $1,358,000 against which a valuation allowance was provided for the entire asset amount. Subsequent to this filing, the Company’s former accountant informed Company management that it believed that information was available at the time of the filing of the annual report that should have been considered in the Company’s evaluation of the realizability of this deferred tax asset. The above issue was resolved to the former accountant’s satisfaction by the restatement of the Company’s 2002 financial statements to recognize the deferred tax asset of $1,358,000 and a deferred tax benefit in its statement of income for 2002 of $1,358,000. This restatement was previously reported under cover of Amendment Number One to the Company’s annual report on SEC Form 10-KSB, filed on May 15, 2003. In connection with the forgoing, the Company’s audit committee discussed the issue with the former accountant. The Company has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such issue without limitation or qualification.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

Changes in Internal Controls. No change in our internal control over financial reporting occurred during the year-ended 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. TVI’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information required by Item 9 of the Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Nominees for Directors” in the proxy statement.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Executive Compensation” in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Transactions with Management” in the Proxy Statement.

ITEM 13. EXHIBITS

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

Exhibit Number	Exhibit Description
21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Our Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting (Being filed separately)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of the Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Principal Accountant Fees and Services” in the proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVI CORPORATION

Date: March 30, 2005	/s/ RICHARD V. PRIDDY
Richard V. Priddy, President and Chief Executive Officer, Director

Date: March 30, 2005	/s/ KARIN MCQUADE
Karin McQuade, Chief Financial Officer and Vice President—Finance

Date: March 30, 2005	/s/ JOSEPH J. BORKOSKI
Joseph J. Borkoski, Director

Date: March 30, 2005	/s/ JOSEPH J. DUFFY
Joseph J. Duffy, Director

Date: March 30, 2005	/s/ MARK N. HAMMOND
Mark N. Hammond, Director, Chairman

Date: March 30, 2005	/s/ HARLEY A. HUGHES
Harley A. Hughes, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Our Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting (Being filed separately)