Form 10-Q
period 2005-03-31
TVI CORP
filed 2005-05-13
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

COMMISSION FILE NUMBER 0-10449

TVI CORPORATION

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or incorporation)	52-1085536 (I.R.S. Employer Identification No.)

7100 Holladay Tyler Road, Glenn Dale, MD 20769

(Address of principal executive offices, including zip code)

(301) 352-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,950,392 shares of Common Stock issued and outstanding as of May 9, 2005.

TVI CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005 and 2004

(all data in thousands, except per share data)

(Unaudited)

	2005	2004
NET SALES	$8,871	$8,593
COST OF SALES	4,162	4,076

GROSS PROFIT	4,709	4,517

OPERATING EXPENSES
Selling, general and administrative expenses	2,036	1,707
Research and development expenses	277	223

Total operating expenses	2,313	1,930

OPERATING INCOME	2,396	2,587
INTEREST AND OTHER INCOME, NET	39	15

INCOME BEFORE INCOME TAXES	2,435	2,602
PROVISION FOR INCOME TAXES	901	1,002

NET INCOME	$1,534	$1,600

EARNINGS PER COMMON SHARE—BASIC	$0.051	$0.056

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	29,816	28,408

EARNINGS PER COMMON SHARE—DILUTED	$0.050	$0.053

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	30,801	30,402

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

At March 31, 2005 and December 31, 2004

(all data in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,305	$13,054
Accounts receivable less allowance for doubtful accounts	6,915	4,418
Inventories	2,854	1,829
Deferred income taxes	227	227
Other current assets	640	506

Total current assets	22,941	20,034

PROPERTY, PLANT AND EQUIPMENT, NET	2,660	2,506

OTHER ASSETS
Goodwill	554	554
Intangible assets, net	204	148
Other assets	48	48

Total other assets	806	750

TOTAL ASSETS	$26,407	$23,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable—trade	$2,160	$1,073
Accrued expenses	2,273	1,857

Total current liabilities	4,433	2,930

TOTAL LIABILITIES	4,433	2,930

STOCKHOLDERS’ EQUITY
Preferred stock $1 par value; 1,200 shares authorized, -0- issued and outstanding	0	0
Common stock $0.01 par value; 98,800 shares authorized, issued and outstanding 29,943 and 29,771 shares in 2005 and 2004, respectively.	299	298
Additional paid in capital	14,712	14,633
Retained earnings	6,963	5,429

TOTAL STOCKHOLDERS’ EQUITY	21,974	20,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,407	$23,290

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(all data in thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,534	$1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	52
Stock-based compensation	49	0
Changes in assets and liabilities:
Increase in accounts receivable—trade	(2,497)	(1,643)
Increase in inventories	(1,025)	(696)
Increase in other current assets	(165)	(101)
Increase in other assets	0	(10)
Increase in accounts payable	1,087	750
Increase in accrued expenses	416	1,388

Net cash provided by (used in) provided by operating activities	(519)	1,340

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(63)	(9)
Purchases of property, plant and equipment	(229)	(164)

Net cash used in investing activities	(292)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	62	135

Net cash provided by financing activities	62	135

NET (DECREASE) INCREASE IN CASH	(749)	1,302
Cash and cash equivalents at beginning of year	13,054	7,592

Cash and cash equivalents at end of interim period	$12,305	$8,894

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Period Ended March 31, 2005

(in thousands, except per share data)

Note 1. BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the activity of TVI Corporation and its consolidated subsidiary (collectively referred to as “TVI” or the “Company”). TVI was incorporated under the laws of Maryland in 1977. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held company. As a consequence, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly-owned subsidiary. All material inter-company transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2004 contained in the 2004 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2005.

Use of Estimates

Our financial statements and related public information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretation of accounting principles that have an impact on the assets, liabilities and expense amounts reported. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all liquid investments with initial maturities of approximately ninety days or less to be cash equivalents. The carrying value of the cash equivalents approximates their estimated fair value.

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

As amended by the Securities and Exchange Commission in Release No. 33-8568, SFAS 123R will be effective beginning in the first quarter of 2006 and we are currently evaluating the effect that implementation will have on the results of our operations and financial position. We have included below, in “Note 3. Stock-based Compensation”, information regarding the effect on net income and net income per common share had we applied the fair value expense recognition provisions of the original Statement No. 123. The Company expects the impact of implementing SFAS 123R will be a reduction in earnings per share. However, a number of technical implementation issues must be resolved, including the selection and use of an appropriate valuation model such that the ultimate impact of adopting SFAS 123R is not yet known.

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

Note 2. BASIC AND DILUTED EARNINGS PER SHARE.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of March 31, 2005, shares attributable to 50,000 outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

Note 3. STOCK COMPENSATION.

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

The following tables illustrate the effect on net income in the three-month periods ended March 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2005	2004
Net income as reported	$1,534	$1,600
Add: Stock-based compensation expense included in net income reported above, net of related tax effects	31	0
Deduct: Stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(175)	(123)

Proforma net income	$1,390	$1,477

Earnings per common share as reported:
Basic	$0.051	$0.056

Diluted	$0.050	$0.053

Proforma earnings per common share
Basic	$0.047	$0.052

Diluted	$0.045	$0.049

Note 4.    INVENTORIES.

Inventories as March 31, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$150	$136
Work in progress	895	207
Raw materials	1,623	1,338
Other	186	148

Total	$2,854	$1,829

Other inventories consist of field service, demonstration and other sales support inventory. At March 31, 2005 and December 31, 2004, inventory reserves for excess and obsolete inventories were $726 and $629, respectively.

Note 5.    SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $5,876 and $3,401 for the three-months ended March 31, 2005 and 2004, respectively. These sales represented 66% and 40% of total net sales for the quarters ended March 31, 2005 and 2004, respectively. For the three-months ended March 31, 2004, net sales to two other customers represented approximately 24% and 18%, respectively. There were no other customers representing more than 10% of net sales in either year.

Note 6. INTERNAL REVENUE SERVICE EXAMINATION.

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

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING

STATEMENTS CONCERNING OUR BUSINESS:

The following section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “believes”, “expects”, “might result”, “anticipates”, “projects”, “estimates” and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations.

Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; expected costs or charges, certain of which may be outside of our control; the time and costs involved in the research, development, marketing and promotion for our products; the possible cancellation or non-fulfillment of existing orders or distributor commitments for our products; our ability to respond to product and other changes in the counter-terrorism, military, public safety, and first responder communities, adverse changes in governmental regulations; our ability to maintain and manage our growth; difficulties in integrating the operations, technologies and products of any businesses we may acquire; general economic and business conditions; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

TVI Corporation, located in Glenn Dale, Maryland, is a supplier of rapidly deployable first responder systems for homeland security, hospitals, police and fire departments, the military and public health agencies. The Company designs, fabricates and markets products and systems both through distributors and directly to end-users and original equipment manufacturers (“OEM”). These systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which utilize the Company’s fabric shelter structures as a core product, employing the Company’s proprietary articulating frame. The Company also sells a line of powered air respirator systems and thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, aircraft beacons, markers and decoys. In addition, the Company recently established capability for the manufacture of disposable filter canisters for the first responder, military, healthcare and industrial markets.

Results of Operations for the Three Months Ended March 31, 2005 Compared With 2004 (dollars in thousands, except per share data)

Net Sales:

Net Sales increased $278, or 3%, to $8,871 for the three-months ending March 31, 2005, from $8,593 in the first quarter of 2004. The net sales increase was primarily attributable to sales of our CAPA subsidiary totaling approximately $501, while sales from our core shelter and thermal products decreased approximately $224. The decline in our core shelter sales was primarily related to an approximate $1,500 decrease in sales through our international distributors that was not fully offset by an increase in domestic sales.

Gross Profit:

Gross profit increased $192, or 4%, to $4,709 for the three-months ending March 31, 2005, compared with $4,517 for the first quarter of 2004. Gross margin as a percentage of sales was 53.1% for the 2005 compared with 52.6% for 2004. The increase in the gross margin percentage is primarily related to a change in product mix.

Selling, General and Administrative:

Selling, General and Administrative (“SG&A”) expense was $2,036 for the three months ending March 31, 2005, an increase of $329, or 19%, compared with $1,707 for the first quarter of 2004. The increase primarily reflects increased headcount related to our acquisition of CAPA in 2004 and the addition of the filter canister manufacturing line. The Company also incurred increased SG&A expenses related to various strategic and marketing initiatives that are intended to produce future business growth.

Research and Development:

Research and development expense (“R&D”) was $277 for the three-months ended March 31, 2005, an increase of $54 compared with $223 for the first quarter of 2004. The increase primarily reflects the addition of CAPA and the new filter canister manufacturing line.

Operating Income:

Operating income decreased by $191, or 7%, to $2,396 for the three-months ending March 31, 2005, from $2,587 for the first quarter 2004. Operating income as a percent of net sales decreased to 27% for the three-months ending March 31, 2005, from 30% for the first quarter of 2004 due to the aforementioned increases in SG&A and R&D expenses.

Income Tax Expense:

The provision for income taxes decreased $101, or 10%, to $901 for the three-months ending March 31, 2005, from $1,002 for the first quarter 2004. The effective tax rate (“EFT”) for the 2005 period was 37%, compared with 38.5% for the first quarter 2004. The decrease in the EFT is attributable to the manufacturing exclusion under the American Jobs Creation Act of 2004 and our extraterritorial deduction.

Net Income:

Net income decreased $66, or 4%, to $1,534 for the first quarter of 2005, compared to $1,600 for the same period in 2004, primarily reflecting the increase in operating expenses while sales and gross profits grew at a lesser rate. Earnings per diluted share were $0.050 for the three-months-ended March 31, 2005, compared with $0.053 for the first quarter of 2004.

Financial Condition, Liquidity and Capital

(dollars in thousands)

Management measures the Company’s liquidity on the basis of its ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are the amount of current working capital, cash flows from operating activities, capital expenditures, access to bank lines of credit and the Company’s ability to attract long-term capital with satisfactory terms.

Working Capital:

At March 31, 2005, TVI’s working capital totaled $18,508, an increase of $1,404 compared with $17,104 at December 31, 2004. Cash and cash equivalents at March 31, 2005 totaled $12,305, a decrease of 6% from December 31, 2004. During the first quarter of 2005, the Company implemented an enhanced cash management program in order to achieve higher yields on its free cash flow. Under this program, the Company may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities, some of which may have maturities of up to six months. At March 31, 2005, all investments under the new program were classified as cash equivalents.

Accounts receivable was $6,915 at March 31, 2005, an increase of 57% from December 31, 2004, as an unusually high proportion of shipments occurred in March 2005. As a result, days-sales outstanding rose to 70, from 42 as of December 31, 2004. We expect that collections of accounts receivable will improve in the second quarter of 2005.

Cash Flows:

Cash flow used in operating activities was $519 for the three-months ending March 31, 2005, compared with cash flow provided by operations of $1,340 in the same period a year ago. The decrease in operating cash flows is primarily attributable to lesser collections of accounts receivable due to an unusually high proportion of shipments in March 2005, as discussed above as well as accelerated disbursements toward corporate tax liabilities, payroll related expenses and recognition of revenue deferred in the same period of 2004. We expect operating cash flows will improve in the second quarter of 2005.

Cash used in investing activities totaled $292 for 2005, comprised of $229 for the purchase of property, plant and equipment, primarily related to the new filter canister manufacturing line, and $63 for the purchase of intangible assets, primarily capitalized costs pertaining to patents and product certifications.

The Company expects that currently available cash and cash equivalents, combined with the internal cash flow generation, will be sufficient to fund investments in working capital to support increased business and additional capital expenditures. The Company actively seeks to expand by acquisition as well as through the growth of its present businesses. While a significant acquisition may require additional borrowings, equity financing or both, the Company believes it would be able to obtain financing based on its last two years of favorable earnings performance and current financial position.

Known Trends

The majority of our sales continue to be attributable to decontamination systems, and we expect strong demand over the foreseeable future.

In 2004, we entered the rapidly-growing personal protection equipment market through the acquisition of the CAPA business. We also launched our Infection Control product line, which is expected to enhance the medical community’s ability to deal with naturally emerging infectious agents, as well as biological war agents. In April 2005, we announced the completion of our state-of-the-art filter canister manufacturing facility, which we expect to add a new consumable-product, recurring-revenue component to the Company’s business model. The Company expects to obtain approval on the canister designs from the National Institute of Occupational Health and Safety in the second quarter of 2005. Once the plant is approved and fully operational, which we expect to occur in the third quarter of 2005, we plan to manufacture disposable canisters for filtering chemical, biological, radial, and nuclear agents, as well as organic vapor and acid gases. We also plan to develop highly efficient particulate filters for the medical market, and filters that meet the acute American military standard known as “C2 A1”. In connection with the initiatives described above for the filter canister manufacturing facility, the Company expects additional capital investments.

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

Critical Accounting Estimates

Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Company’s financial statements.

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

Revenue Recognition:

Revenue is recognized from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment, upon delivery or acceptance by the customer, according to the terms of sale. Sales discounts and allowances are recorded in the period in which the sale is recorded.

Inventory Valuation:

The Company routinely evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, historical usage, planned dispositions of materials, product lines, technological events and trends. In addition, the evaluation is based on changes in inventory management practices that may influence the timing of exiting products and method of disposing of excess inventory.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The requirements of this Item are not applicable to TVI Corporation for the 2005 reporting period.

Item 4.	CONTROLS AND PROCEDURES

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

PART II— OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2005, the Company issued 4,000 unregistered shares of its common stock in settlement of a claim alleging certain investment transactions with TVI Corporation. The Company received no cash consideration for the share issuance and recognized $17,600 in stockholder expense, representing the fair value of the shares at issuance, in conjunction with the transaction. The shares are “restricted securities” as to sale pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2004)

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard V. Priddy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Karin McQuade

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard V. Priddy

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Karin McQuade

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVI CORPORATION (Registrant)

Date: May 13, 2004	/s/ KARIN McQUADE
KARIN McQUADE, Vice President—Finance and Chief Financial Officer

Date: May 13, 2004	/s/ RICHARD V. PRIDDY
RICHARD V. PRIDDY, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2004)

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard V. Priddy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Karin McQuade

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard V. Priddy

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Karin McQuade