Form 10-Q
period 2005-06-30
TVI CORP
filed 2005-08-15
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,003,607 shares of Common Stock issued and outstanding as of August 12, 2005.

TVI CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2005 and 2004

(all data in thousands, except per share data)

(Unaudited)

	2005	2004
NET SALES	$7,618	$10,238

COST OF SALES	3,599	5,316

GROSS PROFIT	4,019	4,922

OPERATING EXPENSES
Selling, general and administrative expenses	2,003	1,944
Research and development expenses	287	245

Total operating expenses	2,290	2,189

OPERATING INCOME	1,729	2,733

INTEREST AND OTHER INCOME, NET	93	13

INCOME BEFORE INCOME TAXES	1,822	2,746

PROVISION FOR INCOME TAXES	720	931

NET INCOME	$1,102	$1,815

EARNINGS PER COMMON SHARE - BASIC	$0.037	$0.063

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,138	28,729

EARNINGS PER COMMON SHARE - DILUTED	$0.035	$0.060

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,517	30,397

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2005 and 2004

(all data in thousands, except per share data)

(Unaudited)

	2005	2004
NET SALES	$16,489	$18,831

COST OF SALES	7,761	9,392

GROSS PROFIT	8,728	9,439

OPERATING EXPENSES
Selling, general and administrative expenses	4,039	3,651
Research and development expenses	564	468

Total operating expenses	4,603	4,119

OPERATING INCOME	4,125	5,320

INTEREST AND OTHER INCOME, NET	132	28

INCOME BEFORE INCOME TAXES	4,257	5,348
PROVISION FOR INCOME TAXES	1,621	1,933

NET INCOME	$2,636	$3,415

EARNINGS PER COMMON SHARE - BASIC	$0.088	$0.120

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	29,891	28,520

EARNINGS PER COMMON SHARE - DILUTED	$0.084	$0.113

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,311	30,342

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

At June 30, 2005 and December 31, 2004

(all data in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,214	$13,054
Short-term investments	2,002	0
Accounts receivable less allowance for doubtful accounts	3,757	4,418
Inventories	3,050	1,829
Deferred income taxes	120	227
Other current assets	855	506

Total current assets	22,998	20,034

PROPERTY, PLANT AND EQUIPMENT, NET	2,963	2,506

OTHER ASSETS
Goodwill	554	554
Intangible assets, net	225	148
Other assets	48	48

Total other assets	827	750

TOTAL ASSETS	$26,788	$23,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$1,202	$1,073
Accrued expenses	2,331	1,857

Total current liabilities	3,533	2,930

TOTAL LIABILITIES	3,533	2,930

STOCKHOLDERS’ EQUITY
Preferred stock $1 par value; 1,200 shares authorized, -0- issued and outstanding	0	0
Common stock $0.01 par value; 98,800 shares authorized, issued and outstanding 30,004 and 29,771 shares in 2005 and 2004, respectively.	300	298
Additional paid in capital	14,890	14,633
Retained earnings	8,065	5,429

TOTAL STOCKHOLDERS’ EQUITY	23,255	20,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,788	$23,290

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June, 2005 and 2004

(all data in thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,636	$3,415

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	106
Stock-based compensation	59	0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable - trade	661	(83)
Increase in inventories	(1,222)	(521)
Increase in other current assets	(117)	(93)
Increase in accounts payable	129	554
Increase in accrued expenses	433	271

Net cash provided by operating activities	2,749	3,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments, net	(2,002)	0
Purchases of intangible assets	(91)	(533)
Purchases of property, plant and equipment	(613)	(1,081)

Net cash used in investing activities	(2,706)	(1,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	117	688

Net cash provided by financing activities	117	688

NET INCREASE IN CASH	160	2,723
Cash and cash equivalents at beginning of year	13,054	7,592

Cash and cash equivalents at end of interim period	$13,214	$10,315

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2005

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

Note 2. BASIC AND DILUTED EARNINGS PER SHARE.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of June 30, 2005, shares attributable to 519,500 outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

The following table illustrates the effect on net income for the three and six month periods ended June 30, 2005 if the company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

($ in thousands except per share data)
	Three-Months June 30,		Six-Months June 30,
	2005	2004	2005	2004
Net income as reported	$1,102	$1,815	$2,636	$3,415

Add: Stock-based compensation expense included in net income reported above, net of related tax effects	5	0	36	0

Deduct: Stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(323)	(120)	(498)	(120)

Proforma net income	$784	$1,695	$2,174	$3,295

Earnings per common share as reported:
Basic	$0.037	$0.063	$0.088	$0.120

Diluted	$0.035	$0.060	$0.084	$0.113

Proforma earnings per common share
Basic	$0.026	$0.059	$0.073	$0.116

Diluted	$0.025	$0.056	$0.069	$0.109

Note 4. INVENTORIES.

Inventories as June 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$223	$136
Work in progress	920	207
Raw materials	1,700	1,338
Other	207	148

Total	$3,050	$1,829

Other inventories consist of field service, demonstration and other sales support inventory. At June 30, 2005 and December 31, 2004, inventory reserves for excess and obsolete inventories were $675 and $629, respectively.

Note 5. SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $11,648 and $6,435 for the six-months ended June 30, 2005 and 2004, respectively. These sales represented 71% and 34% of total net sales for the periods then ended, respectively. For the six-months ended June 30, 2004, net sales to two other customers represented approximately 25% and 16%, respectively. There were no other customers representing more than 10% of net sales in either year.

Note 6. INTERNAL REVENUE SERVICE EXAMINATION.

The Internal Revenue Service (“IRS”) is currently examining the Company’s 2003 federal income tax return. The IRS has proposed certain adjustments to the return that aggregate approximately $140 of possible additional income tax due. The Company contests these proposed adjustments and is in the process of responding to the initial IRS proposal. Management believes that any additional tax due as a result of the examination would not be material to the Company’s financial condition, results of operations, or liquidity.

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

Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; expected costs or charges, certain of which may be outside our control; the time and costs involved in the research, development, marketing and promotion for our products; the possible cancellation or non-fulfillment of existing orders or distributor commitments for our products; our ability to respond to product and other changes in the counter-terrorism, military, public safety and first responder communities; adverse changes in governmental regulations; our ability to maintain and manage our growth; difficulties in integrating the operations, technologies and products of any businesses we may acquire; general economic and business conditions; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

Results of Operations for the Three Months Ended June 30, 2005 Compared With 2004

(dollars in thousands, except per share data)

Net Sales:

Net Sales decreased $2,620, or 26%, to $7,618 for the three-months ending June 30, 2005, from $10,238 in the second quarter of 2004. The decline in our core shelter sales was attributable to an approximate $1,570 decrease in sales through our international distributors, reflective of overall economic weakness in major Western European countries in which we sell our shelters. The net sales decrease was also attributable to the ongoing restructuring of the agencies that make up the Department of Homeland Security. Funding to these agencies has slowed as a result. However, we continue to believe that our target markets remain well-funded and, once the re-organization is completed, funds will be released to continue purchasing the needed equipment.

Gross Profit:

Gross profit decreased $903, or 18%, to $4,019 for the three-months ending June 30, 2005, compared with $4,922 for the second quarter of 2004. Gross margin as a percentage of sales was 52.8% for the 2005 quarter compared with 48.1% for 2004. The increase in the gross margin percentage is related to a change in product mix and an improvement in warranty costs.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $2,003 for the three months ending June 30, 2005, an increase of $59, or 3%, compared with $1,944 for the second quarter of 2004. The increase primarily relates to expenses for legal fees and compensation related to an increase in Board members. The Company also incurred increased SG&A expenses related to various strategic and marketing initiatives that are intended to produce future business growth.

Research and Development:

Research and development (“R&D”) expense was $287 for the three-months ended June 30, 2005, an increase of $42 compared with $245 for the second quarter of 2004. The increase primarily reflects additional expenditures for powered air-purifying products and the new filter canister manufacturing line.

Operating Income:

Operating income decreased by $1,004, or 37%, to $1,729 for the three-months ending June 30, 2005, from $2,733 for the second quarter 2004. Operating income as a percent of net sales decreased to 23% for the three-months ending June 30, 2005, from 27% for the second quarter of 2004 due to the aforementioned decline in sales and the increases in SG&A and R&D expenses.

Income Tax Expense:

The provision for income taxes decreased $211, or 23%, to $720 for the three-months ending June 30, 2005, from $931 for the second quarter 2004. The effective tax rate (“EFT”) for the 2005 quarter was 39.5%, compared with 33.9% for the second quarter 2004. The increase in the EFT is attributable to lower international sales, which benefit the Company through a deduction associated with the international sales of a domestically produced product. This is partially offset by a manufacturing exemption granted by the American Jobs Creation Act of 2004.

Net Income:

Net income decreased $713, or 39%, to $1,102 for the second quarter of 2005, compared with $1,815 for the same period in 2004, reflecting the decline in sales and increase in SG&A and R&D expenses. Earnings per diluted share were $0.035 for the three-months-ended June 30, 2005, compared with $0.060 for the second quarter of 2004.

Results of Operations for the Six Months Ended June 30, 2005 Compared With 2004

(dollars in thousands, except per share data)

Net Sales:

Net Sales decreased $2,342, or 12%, to $16,489 for the six-months ending June 30, 2005, from $18,831 for the same 2004 year-to-date period. The six-month decline in our core shelter sales was primarily attributable to an approximate $3.8 million decrease in sales through our international distributors, reflective of overall economic weakness in major Western European countries in which we sell our shelters. The net sales decrease was also attributable to the ongoing restructuring of the agencies that make up the Department of Homeland Security. Funding to these agencies has slowed as a result. However, we continue to believe that our target markets remain well-funded and, once the re-organization is completed, funds will be released to continue purchasing the needed equipment.

Gross Profit:

Gross profit decreased $711, or 8%, to $8,728 for the six-months ending June 30, 2005, compared with $9,439 for the same 2004 year-to-date period. Gross margin as a percentage of sales was 52.9% for 2005 compared with 50.1% for 2004. The increase in the gross margin percentage is related to a change in product mix and an improvement in warranty costs.

Selling, General and Administrative:

SG&A expense was $4,039 for the six-months ending June 30, 2005, an increase of $388, or 11%, compared with $3,651 for the same 2004 year-to-date period. The 2005 increase in SG&A expenses primarily reflects increased headcount related to our acquisition of CAPA in 2004 and the addition of the filter canister manufacturing line. The Company also incurred increased expenses in 2005 for legal fees and compensation related to an increase in Board members, as well as various strategic and marketing initiatives that are intended to produce future business growth.

Research and Development:

R&D expense was $564 for the six-months ended June 30, 2005, an increase of $96 compared with $468 for the same 2004 year-to-date period. The increase primarily reflects additional expenditures for powered air-purifying products and the new filter canister manufacturing line.

Operating Income:

Operating income decreased by $1,195, or 22%, to $4,125 for the six-months ending June 30, 2005, from $5,320 for the same 2004 year-to-date period. Operating income as a percent of net sales decreased to 25% for the six-months ending June 30, 2005, from 28% for the same 2004 year-to-date period due to the aforementioned decline in sales and the increases in SG&A and R&D expenses.

Income Tax Expense:

The provision for income taxes decreased $312, or 16%, to $1,621 for the six-months ending June 30, 2005, from $1,933 for the same 2004 year-to-date period. The EFT for the first-half of 2005 was 38.1%, compared with 36.1% for 2004. The increase in the EFT is attributable to lower international sales, which benefit the Company through a deduction associated with the international sales of a domestically produced product. This is partially offset by a manufacturing exemption granted by the American Jobs Creation Act of 2004.

Net Income:

Net income decreased $779, or 23%, to $2,636 for the first-half of 2005, compared with $3,415 for the same period in 2004, reflecting the decline in sales and gross profits and increase in operating expenses. Earnings per diluted share were $0.084 for the six-months-ended June 30, 2005, compared with $0.113 for the first-half of 2004.

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

Working Capital:

At June 30, 2005, TVI’s working capital totaled $19,465, an increase of $2,361 compared with $17,104 at December 31, 2004. Cash and cash equivalents at June 30, 2005 totaled $13,214, an increase of 1% from December 31, 2004. During the first quarter of 2005, the Company implemented an enhanced cash management program in order to achieve higher yields on its free cash flow. Under this program, the Company may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities, some of which may have maturities of up to six months. At June 30, 2005, the Company had $2,002 classified as short-term investments under the new program.

Accounts receivable was $3,757 at June 30, 2005, a decrease of 15% from December 31, 2004, largely attributable to the decline in sales in the second quarter. Days-sales outstanding were approximately 45 days at June 30, 2005, as compared with 70 days at March 31, 2005 and 42 days at December 31, 2004.

Cash Flows:

Cash flow provided by operating activities was $2,749 for the six-months ended June 30, 2005, compared with $3,649 in the same period a year ago. The decrease in operating cash flows is primarily attributable to the decline in net operating results, as discussed above. While collections of accounts receivable contributed positive cash flow compared with the same period of 2004, the Company has decided to increase its inventories based on expected near-term customer demand.

Cash used in investing activities totaled $2,706 for 2005, comprised of $2,002 for the purchase of short-term investments, $613 for the purchase of property, plant and equipment, primarily related to the new filter canister manufacturing line, and $91 for the purchase of intangible assets, primarily capitalized costs pertaining to patents and product certifications.

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

Known Trends

In 2004, we entered the rapidly-growing personal protection equipment market through the acquisition of the CAPA business. We also launched our Infection Control product line, which is expected to enhance the medical community’s ability to deal with naturally emerging infectious agents, as well as biological war agents. In April 2005, we announced the installation of our state-of-the-art filter canister manufacturing facility, which we expect to add a new consumable-product, recurring-revenue component to the Company’s business model. The Company expects to obtain approval on the canister designs from the National Institute of Occupational Health and Safety in the second half of 2005. Once the plant is approved and fully operational, which we expect to occur in the second half of 2005, we plan to manufacture disposable canisters for filtering chemical, biological, radial, and nuclear agents, as well as organic vapor and acid gases. We also plan to develop highly efficient particulate filters for the medical market, and filters that meet the acute American military standard known as “C2 A1”. In connection with the initiatives described above for the filter canister manufacturing facility, the Company expects additional capital investments.

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

The Company’s Provision for Income Taxes and its tax returns as filed with the Internal Revenue Service (“IRS”) are subject to management’s interpretation of the Internal Revenue Code, as well as applicable state tax codes. As disclosed in Note 6 to the Consolidated Financial Statements, the IRS is currently examining the Company’s 2003 federal income tax return. The IRS has proposed certain adjustments to the return that aggregate approximately $140 of possible additional income tax due. The Company contests these proposed adjustments and is in the process of responding to the initial IRS proposal. Management believes that any additional tax due as a result of the examination would not be material to the Company’s financial condition, results of operations, or liquidity.

Critical Accounting Estimates

Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies used in the preparation of the Company’s financial statements.

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company’s President and Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2005, TVI held its 2005 Annual Meeting of Stockholders. Out of a total of 29,943,392 shares of Common Stock of the Company issued and outstanding and entitled to vote at such Meeting, the holders of 25,873,629 shares, or approximately 86.4% of all outstanding shares entitled to vote, were present either in person or by proxy, thus constituting a quorum. The following is a record of the votes cast as to the two propositions presented for a vote:

Proposal One - Election of Class A Directors. The Amended and Restated By-Laws of the Company (the “By-Laws”) provide that the Company’s business shall be managed under the direction of a Board of Directors, with the number of directors to be 10 members, unless and until otherwise determined by resolution of the Board of Directors. The Board of Directors fixed the number of directors to be elected at the Annual Meeting at seven, by adding two directors to Class A, for a total of three directors in Class A. The Board nominated for election to the Board the three individuals named below.

NOMINEE:	FOR	WITHHELD
Matthew M. O’Connell	24,017,459 (92.83)%	1,856,170 (7.17)%
Todd L. Parchman	24,067,459 (93.02)%	1,806,170 (6.98)%
Charles L. Sample	25,658,439 (99.17)%	215,190 (0.83)%

Directors continuing in office are Joseph J. Duffy (Class B), Mark N. Hammond (Class B), Harley A. Hughes (Class C) and Richard V. Priddy (Class C).

Proposal Two. Upon the recommendation of the Audit Committee, the Board of Directors appointed Stegman & Company to serve as the Company’s independent accountants for its year ending December 31, 2005. The Board of Directors sought ratification of this appointment.

FOR	AGAINST	ABSTAIN
25,756,449 (99.54)%	76,422 (0.29)%	40,758 (0.15)%

Accordingly, each of the above Proposals, having received a favorable vote of at least a majority of all the votes cast for each proposal, were declared to be duly approved by the Stockholders of the Company.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: August 15, 2005	/s/ JEFFERY C. KORDELA
JEFFERY C. KORDELA, Corporate Controller and Acting Chief Financial Officer

Date: August 15, 2005	/s/ RICHARD V. PRIDDY
RICHARD V. PRIDDY, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibits from our Form 10-Q for the quarter ended March 31, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibits from our Form 10-Q for the quarter ended March 31, 2005)

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jeffery C. Kordela

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Jeffery C. Kordela