Form 10-Q
period 2005-09-30
TVI CORP
filed 2005-11-14
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,103,607 shares of Common Stock issued and outstanding as of November 1, 2005.

TVI CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

(See pages 3- 11 – The balance of this page intentionally left blank)

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2005 and 2004

(all data in thousands, except per share data)

(Unaudited)

	2005	2004
NET SALES	$7,042	$9,260

COST OF SALES	3,020	4,620

GROSS PROFIT	4,022	4,640

OPERATING EXPENSES
Selling, general and administrative expenses	1,913	2,141
Research and development expenses	300	257

Total operating expenses	2,213	2,398

OPERATING INCOME	1,809	2,242

INTEREST AND OTHER INCOME, NET	69	17

INCOME BEFORE INCOME TAXES	1,878	2,259

PROVISION FOR INCOME TAXES	835	788

NET INCOME	$1,043	$1,471

EARNINGS PER COMMON SHARE - BASIC	$0.034	$0.050

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	30,254	29,524

EARNINGS PER COMMON SHARE - DILUTED	$0.033	$0.048

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,734	30,567

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 and 2004

(all data in thousands, except per share data)

(Unaudited)

	2005	2004
NET SALES	$23,532	$28,091

COST OF SALES	10,781	14,012

GROSS PROFIT	12,751	14,079

OPERATING EXPENSES
Selling, general and administrative expenses	5,952	5,792
Research and development expenses	865	725

Total operating expenses	6,817	6,517

OPERATING INCOME	5,934	7,562

INTEREST AND OTHER INCOME, NET	201	45

INCOME BEFORE INCOME TAXES	6,135	7,607

PROVISION FOR INCOME TAXES	2,456	2,803

NET INCOME	$3,679	$4,804

EARNINGS PER COMMON SHARE - BASIC	$0.123	$0.166

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	29,935	28,892

EARNINGS PER COMMON SHARE - DILUTED	$0.118	$0.1574

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	31,214	30,513

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 and DECEMBER 31, 2004

(all data in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,011	$13,054
Accounts receivable - trade, less allowance for doubtful accounts	5,706	4,418
Inventories	3,175	1,829
Deferred income taxes	151	227
Other current assets	777	506

Total current assets	24,820	20,034

PROPERTY, PLANT AND EQUIPMENT, NET	3,184	2,506

OTHER ASSETS
Goodwill	554	554
Intangible assets, net	548	148
Other assets	48	48

Total other assets	1,150	750

TOTAL ASSETS	$29,154	$23,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$1,908	$1,073
Accrued expenses	2,862	1,857

Total current liabilities	4,770	2,930

TOTAL LIABILITIES	4,770	2,930

MINORITY INTEREST	28	0

STOCKHOLDERS’ EQUITY
Preferred stock	0	0
$1 par value; 1,200 shares authorized, -0- issued and outstanding
Common stock	301	298
$0.01 par value; 98,800 shares authorized, 30,004 and 29,771 shares issued and outstanding in 2005 and 2004, respectively.
Additional paid in capital	14,947	14,633
Retained earnings	9,108	5,429

TOTAL STOCKHOLDERS’ EQUITY	24,356	20,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,154	$23,290

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 and 2004

(all data in thousands, except per share data)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,679	$4,804

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	198
Provision for doubtful accounts	69	35
Provision for warranty expense	(317)	(169)
Stock-based compensation	90	0
Changes in assets and liabilities:
(Increase) in accounts receivable, trade	(1,357)	(2,466)
(Increase) decrease in inventories	(1,569)	250
(Increase) decrease in other current assets	(285)	57
Increase in accounts payable, trade	835	373
Increase in accrued expenses	1,322	25

Net cash provided by operating activities	2,949	3,107

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(421)	(243)
Purchases of property, plant and equipment	(916)	(1,385)

Net cash used in investing activities	(1,337)	(1,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	317	428
Minority interest in joint venture	28	0

Net cash provided by financing activities	345	428

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,957	1,907
Cash and cash equivalents at beginning of year	13,054	7,592

Cash and cash equivalents at end of interim period	$15,011	$9,499

The accompanying notes are an integral part of these consolidated financial statements.

TVI Corporation

Notes to the Consolidated Financial Statements (unaudited)

For The Three and Nine Months Periods Ended September 30, 2005

(dollars in thousands, except per-share amounts)

Note 1. BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the activity of TVI Corporation and its consolidated subsidiaries (collectively referred to as “TVI”, the “Company” or “we”). TVI was incorporated under the laws of Maryland in 1977. In July 2005, TVI entered into a joint venture agreement with Dynamic Air Shelters Inc. (“Dynamic”). TVI and Dynamic established TVI Air Shelters LLC owned 90% by TVI and 10% by Dynamic. The assets, liabilities, and earnings are wholly-recorded by TVI and offset by Dynamic’s minority interest. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held company. As a consequence, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly-owned subsidiary. All material inter-company transactions have been eliminated in consolidation.

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

Use of Estimates

Our consolidated financial statements and related public information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretation of accounting principles that have an impact on the assets, liabilities and expense amounts reported. These estimates and judgments affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The Company continually reviews these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates and assumptions used by management could have a significant impact on the Company’s financial results. The Company believes that the following are among its most significant accounting policies. They utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management’s judgment.

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

As amended by the Securities and Exchange Commission in Release No. 33-8568, SFAS 123R will be effective beginning in the first quarter of 2006 and we are currently evaluating the effect that implementation will have on the results of our operations and financial position. We have included below, in “Note 3. Stock Compensation”, information regarding the effect on net income and net income per common share had we applied the fair value expense recognition provisions of the original Statement No. 123. The Company expects the impact of implementing SFAS 123R will be a reduction in earnings per share. However, a number of technical implementation issues must be resolved, including the selection and use of an appropriate valuation model such that the ultimate impact of adopting SFAS 123R is not yet known.

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

Note 2. BASIC AND DILUTED EARNINGS PER SHARE.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of September 30, 2005, shares attributable to 749,000 outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 3. STOCK COMPENSATION.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

The following tables illustrate the effect on net income in the three-month and nine-month periods ended September 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,043	$1,471	$3,679	$4,804

Add: Stock-based compensation expense included in net income reported above, net of related tax effects	19	0	55	0

Deduct: Stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(218)	(147)	(716)	(384)

Proforma net income	$844	$1,324	$3,018	$4,420

Earnings per common share as reported:
Basic	$0.034	$0.050	$0.123	$0.166

Diluted	$0.033	$0.048	$0.118	$0.157

Proforma earnings per common share
Basic	$0.028	$0.045	$0.101	$0.153

Diluted	$0.027	$0.043	$0.097	$0.145

Note 4. INVENTORIES.

Inventories as of September 30, 2005 and December 31, 2004 consist of:

	2005	2004
Finished goods	$361	$136
Work in progress	703	207
Raw materials	1,799	1,338
Other	312	148

Total	$3,175	$1,829

Other inventories consist of field service, demonstration and other sales support inventory. At September 30, 2005 and December 31, 2004, inventory reserves for excess and obsolete inventories were $554 and $629, respectively.

Note 5. SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $15,698 and $11,682 for the nine-months ended September 30, 2005 and 2004, respectively. These sales represented 67% and 42% of total net sales for the periods then ended, respectively. The ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net sales in either year.

Note 6. INTERNAL REVENUE SERVICE EXAMINATION.

The Internal Revenue Service (“IRS”) examined the Company’s 2003 federal income tax return. In September 2005, the Company recorded $119 incremental tax provision related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product. Additionally, the Company recorded $30 of incremental deferred tax assets related to inventory timing differences.

Note 7. SUBSEQUENT EVENT

On November 8, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) the Company acquired privately-held Safety Tech International, Inc. (“STI”) for an initial purchase price of approximately $16.9 million, consisting of approximately equal payments of cash and TVI restricted common stock. Under the Merger Agreement, the Company may also be required to pay up to $5.5 million in additional merger consideration to the STI stockholders, based upon the earnings of STI measured over the separate 12-month periods ending on each of June 30, 2006 and June 30, 2007. Approximately one-half of any earnout payment will be paid in cash and the balance of any such payment will be paid in shares of TVI restricted common stock.

Since the event occurred subsequent to September 30, 2005, the results of STI are not incorporated in these interim financial statements.

(The remainder of this page intentionally left blank)

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

Recent Development

On November 8, 2005, the Company acquired privately-held Safety Tech International, Inc. (“STI”), a developer and manufacturer of powered air purifying respirators for chemical, biological, radiological and nuclear (“CBRN”) protection. Specifically, the Company, its wholly-owned merger subsidiary, TVI Sub, Inc., STI and the STI stockholders entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which STI was merged into TVI Sub, Inc. in a forward triangular merger (the “Merger”).

Under the terms of the Merger Agreement, TVI acquired STI for an initial purchase price of approximately $16.9 million, consisting of approximately equal payments of cash and TVI restricted common stock. Under the Merger Agreement, the Company may also be required to pay up to $5.5 million in additional merger consideration to the STI stockholders, based upon the earnings of STI measured over the separate 12-month periods ending on each of June 30, 2006 and June 30, 2007. Approximately one-half of any earnout payment will be paid in cash and the balance of any such payment will be paid in shares of TVI restricted common stock.

In connection with the Merger, TVI entered into a four-year employment agreement with Dale E. Kline, who will continue as STI’s President and CEO. Also in connection with the Merger, STI entered into a four-year exclusive Research and Development Agreement with Safety Tech AG, a Swiss privately-held corporation (“STAG”), and Hans Hauser, a principal of both STAG and STI, under which STAG will continue to provide STI with CBRN research, design, development and other related services for STI’s respiratory products.

Results of Operations for the Three Months Ended September 30, 2005 Compared With 2004

(dollars in thousands, except per share data)

Net Sales:

Net Sales decreased $2,218, or 24%, to $7,042 for the three-months ended September 30, 2005, from $9,260 in the third quarter of 2004. The net sales decrease was primarily attributable to an overall slowdown in purchasing activity among first responder agencies. State and local agencies were cautious about releasing funds for first responder initiatives until government protocol was received from the Department of Homeland Security.

Gross Profit:

Gross profit decreased $618, or 13%, to $4,022 for the three-months ended September 30, 2005, compared with $4,640 for the third quarter of 2004. Gross margin as a percentage of sales was 57.1% for the 2005 quarter compared with 50.1% for 2004. The increase in the gross margin percentage is predominately related to a change in product mix and an improvement in warranty costs.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $1,913 for the three months ended September 30, 2005, a decrease of $228, or 11%, compared with $2,141 for the third quarter of 2004. The decrease primarily relates to volume related expenses, partially offset by increased expenses for corporate governance matters and legal expenses.

Research and Development:

Research and development expense (“R&D”) was $300 for the three-months ended September 30, 2005, an increase of $43 or 17%, compared with $257 for the third quarter of 2004. The increase primarily reflects additional expenditures for powered air-purifying products and the new filter canister manufacturing line.

Operating Income:

Operating income decreased by $433, or 19%, to $1,809 for the three-months ended September 30, 2005, from $2,242 for the third quarter 2004. Operating income as a percent of net sales increased to 26% for the three-months ending September 30, 2005, from 24% for the third quarter of 2004 due to the aforementioned improvement in product mix and lower SG&A expenses.

Income Tax Expense:

The effective tax rate (“EFT”) for the 2005 quarter was 44.5%, compared with 34.9% for the third quarter 2004. The increase in the EFT is primarily attributable to a $119 IRS tax audit adjustment related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product.

Net Income:

Net income decreased $428, or 29%, to $1,043 for the third quarter of 2005, compared with $1,471 for the same period in 2004, reflecting the decline in sales and gross profits and increase in EFT. Earnings per diluted share were $0.033 for the three-months ended September 30, 2005, compared with $0.048 for the third quarter of 2004.

Results of Operations for the Nine Months Ended September 30, 2005 Compared With 2004

(dollars in thousands, except per share data)

Net Sales:

Net Sales decreased $4,559, or 16%, to $23,532 for the nine-months ended September 30, 2005, from $28,091 for the same 2004 year-to-date period. The nine-month net sales decline was primarily attributable to a $3,601 decrease in international sales to Western Europe. Delayed first responder purchasing activity at the state and local level related to Department of Homeland Security government protocol adversely impacted domestic net sales.

Gross Profit:

Gross profit decreased $1,328, or 9%, to $12,751 for the nine-months ended September 30, 2005, compared with $14,079 for the same 2004 year-to-date period. Gross margin as a percentage of sales was 54.2% for 2005 compared with 50.1% for 2004. The increase in the gross margin percentage is predominately related to a change in product mix and an improvement in warranty costs.

Selling, General and Administrative:

SG&A expense was $5,952 for the nine-months ended September 30, 2005, an increase of $160, or 3%, compared with $5,792 for the same 2004 year-to-date period. The 2005 increase in SG&A expenses primarily reflects increased headcount related to our acquisition of CAPA in

2004 and the addition of the filter canister manufacturing line. The Company also incurred increased expenses in 2005 for corporate governance matters and legal expenses, all partially offset by reduced volume related expenses.

Research and Development:

R&D expense was $865 for the nine-months ended September 30, 2005, an increase of $140 or 19%, compared with $725 for the same 2004 year-to-date period. The increase primarily reflects additional expenditures for powered air-purifying products and the new filter canister manufacturing line.

Operating Income:

Operating income decreased by $1,628, or 22%, to $5,934 for the nine-months ended September 30, 2005, from $7,562 for the same 2004 year-to-date period. Operating income as a percent of net sales decreased to 25% for the nine-months ending September 30, 2005, from 27% for the same 2004 year-to-date period due to the aforementioned decline in sales and the increases in SG&A and R&D expenses.

Income Tax Expense:

The EFT for the nine-months of 2005 was 40.0%, compared with 36.8% for 2004. The increase in the EFT is primarily attributable to a $119 IRS tax audit adjustment related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product, coupled with lower 2005 international sales available for the extraterritorial deduction.

Net Income:

Net income decreased $1,125, or 23%, to $3,679 for the nine-months of 2005, compared with $4,804 for the same period in 2004, reflecting the decline in sales and gross profits, increase in operating expenses, and increase in EFT. Earnings per diluted share were $0.118 for the nine-months-ended September 30, 2005, compared with $0.157 for the nine-months of 2004.

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

Working Capital:

At September 30, 2005, TVI’s working capital totaled $20,050, an increase of $2,946 compared with $17,104 at December 31, 2004. Cash and cash equivalents at September 30, 2005 totaled $15,011, an increase of 15% from December 31, 2004. During the first quarter of 2005, the Company implemented an enhanced cash management program in order to achieve higher yields on its free cash flow. Under this program, the Company may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities, some of which may have maturities of up to six months.

Accounts receivable was $5,706 at September 30, 2005, an increase of 29% from December 31, 2004, largely attributable to the timing of sales in the third quarter related to disaster relief efforts in the United States Gulf Coast region. Days sales outstanding were approximately 74 days at September 30, 2005, as compared with 45 days at June 30, 2005, and 42 days at December 31, 2004.

Cash Flows:

Cash flow provided by operating activities was $2,949 for the nine-months ended September 30, 2005, compared with $3,107 in the same period a year ago. The decrease in operating cash flows is attributable to lower income, partially offset by the utilization of 2004 income tax overpayment. Collections of accounts receivable in 2005 contributed positive cash flows compared with the same period of 2004 due to the timing and volume of sales activity in each period. The Company has increased its inventories in order to better respond to customer order demand.

Cash used in investing activities totaled $1,337 for 2005, comprised of $916 for the purchase of property, plant and equipment, primarily related to the new filter canister manufacturing line, $303 for the purchase of intellectual rights, and $118 for the purchase of patents and product certifications.

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

In 2004, we entered the rapidly growing personal protection equipment market through the acquisition of the CAPA business. We also launched our Infection Control product line, which is expected to enhance the medical community’s ability to deal with naturally emerging infectious agents, as well as biological war agents. In April 2005, we announced the completion of our state-of-the-art filter canister manufacturing facility, which we expect to add a new consumable-product, recurring-revenue component to the Company’s business model. The Company is in the production-testing phase with the United States National Institute of Occupational Health and Safety and other European health and safety agencies. As products begin to be approved, which we expect to occur in the first quarter of 2006, we plan to manufacture disposable canisters for filtering chemical, biological, radiological, and nuclear agents, as well as organic vapor and acid gases. We also plan to develop highly efficient particulate filters for the medical market, and filters that meet the acute American military standard known as “C2 A1”. In connection with the initiatives described above for the filter canister manufacturing facility, the Company anticipates making additional capital expenditures.

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

We believe that on-going research and development is critical to our strategic product development objectives and important to our overall growth strategies. Specifically, we believe that in order to meet the changing requirements of our customers in the rapidly emerging military, domestic and international markets, we must continue to fund investments in several development projects in parallel. Our R&D activities are focused on the improvement and maintenance of our existing products; developing new uses and applications for our existing products; and the development of new products, particularly in the area of thermal marking infra-red, infection control and powered air purifying respirator technology. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in new R&D initiatives to ensure our continued competitiveness in the more distant future.

The Company’s Provision for Income Taxes and its tax returns as filed with the Internal Revenue Service (“IRS”) are subject to management’s interpretation of the Internal Revenue Code, as well as applicable state tax codes.

Critical Accounting Estimates

Note 1 of the Notes to Consolidated Financial Statements on Form 10-KSB for the year ended December 31, 2004 describes the significant accounting policies used in the preparation of the Company’s financial statements.

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

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 8, 2005 among TVI Corporation, TVI Sub, Inc., Safety Tech International, Inc. (“STI”) and the STI stockholders (incorporated by reference to Exhibits from our Form 8-K dated November 8, 2005)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibits from our Form 10-Q for the quarter ended March 31, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibits from our Form 10-Q for the quarter ended March 31, 2005)

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

10.4	Research and Development Agreement, dated as of November 8, 2005 between Safety Tech International, Inc. and Safety Tech International, AG (incorporated by reference to Exhibits from our Form 8-K dated November 8, 2005)

10.5	November 8, 2005 Employment Agreement between Safety Tech International, Inc. and Dale E. Kline (incorporated by reference to Exhibits from our Form 8-K dated November 8, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - George J. Roberts

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard V. Priddy

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - George J. Roberts

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: November 14, 2005	/s/ GEORGE J. ROBERTS
GEORGE J. ROBERTS,
Senior Vice President & Chief Financial Officer

Date: November 14, 2005	/s/ RICHARD V. PRIDDY
RICHARD V. PRIDDY,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of November 8, 2005 among TVI Corporation, TVI Sub, Inc., Safety Tech International, Inc. (“STI”) and the STI stockholders (incorporated by reference to Exhibits from our Form 8-K dated November 8, 2005)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for Fiscal Year Ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibits from our Form 10-Q for the quarter ended March 31, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibits from our Form 10-Q for the quarter ended March 31, 2005)

10.2	January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibits from our Form 10-KSB for the fiscal year ended December 31, 2002)

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

10.4	Research and Development Agreement, dated as of November 8, 2005 between Safety Tech International, Inc. and Safety Tech International, AG (incorporated by reference to Exhibits from our Form 8-K dated November 8, 2005)

10.5	November 8, 2005 Employment Agreement between Safety Tech International, Inc. and Dale E. Kline (incorporated by reference to Exhibits from our Form 8-K dated November 8, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard V. Priddy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – George J. Roberts

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard V. Priddy

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George J. Roberts