Form 10-K
period 2005-12-31
TVI CORP
filed 2006-03-14
CIK 352079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2005

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

Common Stock $.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109,805,000 based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2005. As of March 1, 2006 there were 32,475,478 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

TABLE OF CONTENTS FOR FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “TVI,” “Company,” “we,” “us” and “our” refer to TVI Corporation and its subsidiaries, unless otherwise noted or the context otherwise indicates.

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading Item 1A—Risk Factors. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Form 10-K.

All subsequent written or oral forward-looking statements attributable to TVI are expressly qualified in their entirety by the cautionary statements included in this document. TVI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.	BUSINESS

Overview

TVI Corporation, a Maryland corporation formed in 1977, together with its subsidiaries (“TVI”), is a global supplier of rapidly deployable first receiver and first responder systems for homeland security, hospitals, the military, police and fire departments, and public health agencies. We design, fabricate and market products and systems both through distributors and directly to end-users and original equipment manufacturers (“OEMs”). These systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which integrate our fabric shelter structures. Many of these systems employ our proprietary articulating frame. We also sell a line of powered air-purifying respirators (“PAPRs”) as well as thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, helicopter landing systems, markers and decoys. In addition, we plan to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets and we are in the process of establishing a high-capacity filter canister manufacturing facility in our Glen Dale, Maryland facility. In 2005, we introduced training services as part of our business and plan to pursue training services as a compliment to our core business.

The first receiver and first responder markets have increased significantly in terms of size and demand over the past few years at all levels of government. Our strategy is to grow by expanding our product offerings to capitalize on the demand of these markets, primarily within the homeland security sector. We plan to diversify our product offerings both by organic development of new products and through acquisitions. Our continually increasing commitment to research and development (“R&D”) is a key component of our diversification strategy to address the operating requirements of our target markets.

In November 2005, we acquired Safety Tech International, Inc. (“STI”), a privately held supplier of PAPRs for chemical, biological, radiological and nuclear (“CBRN”) protection. As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In April 2004, we formed CAPA Manufacturing Corp. (“CAPA”) as a wholly owned subsidiary of TVI. At that time, TVI, through CAPA, acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately held respiratory products research, design and manufacturing company.

Our headquarters are located in Glenn Dale, Maryland where we manufacture most of our products. We also have operations in Frederick, Maryland where we manufacture our PAPR products.

Strategy and Markets

Over the past few years, our increased revenue levels have been primarily attributable to increased homeland security spending at the international, federal, state and municipal government levels, particularly within the first receiver and first responder markets, our target market. We believe that demand within our target market will continue to grow; however, we also believe that these markets have increasingly demanding operating requirements. Our growth strategy is to satisfy the growing demands of these markets by expanding our product lines to address their operating requirements. We will implement this growth strategy by maintaining expertise in our target market, committing to R&D and capitalizing on acquisition opportunities.

The U.S. Department of Homeland Security (“DHS”) allotted $3.6 billion of its fiscal year 2006 budget toward State and local grants for first receiver and first responder support. This is in addition to approximately $14.5 billion in State and local grants from DHS and other federal agencies for first receiver and first responder support over the past four years. The broad DHS reorganization initiated in 2005, however, delayed the release of a significant portion of these funds to state and local emergency response agencies during the first half of the year. Following Hurricane Katrina, government spending for first receiver and first responder equipment and training resumed its upward trend, focused on decontamination, surge capacity and infection control products.

Our revenue for the year ended December 31, 2005 was derived from the following major markets: the public health market; the first responder market; and the military market. To meet the increasingly demanding operating requirements of our target market, we have expanded our offerings to include Chemical Biological (“Chem/Bio”) Isolation and infection control systems for hospitals and first responders, crime scene investigation systems for police, mobile hospitals, PAPRs, filter canisters, first responder trailers and generators and training services.

Looking forward, we seek to continue to diversify our business offerings both through organic development and through acquisition opportunities. Our R&D spending has increased significantly year over year from 2003 to 2005. Additionally, we are investing significantly in the development of our new filter canister line which we believe will be the only high-capacity filter manufacturing operation in the U.S.

In addition to organic growth, we plan to pursue acquisition opportunities as they arise. We seek acquisition targets that will further our product diversification strategy, better position us with our target market and potentially open opportunities in new markets based on our developed expertise. In support of our consideration of acquisition opportunities, among other things, we established a $10 million revolving credit facility with Bank of America, N.A. at the end of 2005.

Products

We design, manufacture, and market a variety of products including: rapidly deployable first responder systems to the first responder, first receiver, government, military and commercial marketplaces; infection control surge capacity systems comprised of a combination of our shelter and filtration products; infrared (“IR”) targets and identifiers for the military and police; specialized filtration systems and personal protection equipment including PAPRs and related proprietary respiratory products for distributors to the homeland security and other industrial safety-related industries. We are also developing a production line for marketing disposable filter canisters for OEM suppliers to the first responder, military, healthcare and industrial markets.

First Responder Systems

We provide our first responder customers with fully integrated total solution systems for decontamination, command and control, forensic investigation, disaster assistance, communication centers and patient isolation. The core element of our system is our patented articulating frame. Our articulating frame technology is comprised of rigid rods and hinges configured to enable rapid deployment of an extremely strong shelter in a matter of seconds without the need for additional set-up equipment such as air tanks, compressors or blowers. Supporting equipment that completes the system includes lighting, air and water heaters, power generators, flooring, trailers and air filtration elements.

The shelter systems include Decontamination Systems, Chem/Bio Isolation Systems, Infection Control Systems, Mobile Hospital Systems, Command and Control Shelters, and Crime Scene Management and Investigation Systems.

Decontamination Systems

Our decontamination systems facilitate the decontamination of people who have been exposed to toxic compounds, including CBRN agents. Contamination can result from any catastrophic event including natural disasters (e.g., tornadoes or hurricanes), industrial incidents (e.g., chemical spills) or acts of terror.

The structure of our decontamination system is comprised of our patented articulating frame which easily and rapidly expands into a shelter. These shelters are equipped with pre-plumbed shower accessories (body sprays and hand sprayers) and curtains that facilitate rapid cleaning of ambulatory and non-ambulatory casualties. The curtains give privacy to the users, keep the contaminants from traveling from the hot

(contaminated) side of the shelter to the cold (decontaminated) side of the shelter and promote a more efficient decontamination. Supporting equipment that completes the system includes heaters, lights, air conditioners, basins, pumps, waste containment equipment, stretchers, hoses and patient conveyors (for non-ambulatory victims).

We also market trailerized first responder systems customized to customers’ requirements. These trailer systems provide for portability, on-site power generation, air conditioning, lighting, water and nuclear, biological and chemical (“NBC”) filtration.

Chem/Bio Isolation Systems

We expanded our Chem/Bio Isolation product line to incorporate innovative technology to reduce exposure to contaminants during a chemical and/or biological incident. Targeted at the health care (first receiver) and military markets, the Chem/Bio shelter systems coupled with leading edge military-grade filtration equipment capture airborne biological and chemical contaminants and quickly provide first receivers with the ability to set up and isolate patients at any location.

Infection Control Systems

Our MK-1TM Infection Control System provides hospitals with the means to convert standard patient treatment rooms into negative pressure isolation rooms. This system enables public health care providers to quickly isolate patients with life threatening communicable diseases from the rest of the hospital patient community.

Mobile Hospital Systems

We offer the first receiver market large, rapidly deployable hospital systems designed to serve as surge capacity or field hospitals. These Mobile Hospital Systems incorporate TVI’s inflatable shelters, generators, air filtration systems, water and lighting, making the hospital mobile and ready for any incident. Mobile hospital systems have become a high priority product as a result of recent concerns regarding the potential for a flu pandemic, as well as in response to Hurricane Katrina, the Indian Ocean tsunami, and the earthquake in Pakistan.

Command and Control Shelters

We sell command and control shelters either stripped down or fully outfitted. The stripped down version offers the user protection from wind and rain. The fully equipped systems include air conditioning, heat, integrated ground cover, twin-insulating walls, lighting, windows with screens and cover and multiple doors both at the ends and on the sides. These shelters are typically designed to incorporate command communications equipment including furniture. They are often attached to mobile hard-sided systems and provide the user with additional space. Customers include the military, police, first responders and others in need of rapidly deployable field facilities, among them the Federal Emergency Management Administration, the American Red Cross and the Disaster Mortuary Operational Response Teams deployed by the U.S. National Guard following Hurricane Katrina.

Crime Scene Management and Investigation Systems

We have designed innovative products to shield victims from media and public view, manage the gathering of evidence and facilitate DUI (driving under the influence) check points for the purpose of assisting law enforcement agencies with management of crime scenes. Our new law enforcement products include command shelters, cyanoacrylate systems (fuming systems), scene/body shields and road signs.

IR Products

Our IR Products Group designs and manufactures infrared marking and signaling devices, including infrared raised angle marking systems (“IRAMS”), thermal targets and thermal range markers, soldier combat identifiers and vehicle markers for the military and law enforcement markets. Our thermal targets and thermal range markers are designed for use with thermal sighting systems and have been produced by us since 1977. We are expanding our IR product line with a host of new marking and signaling products that can be used not only with thermal sights and other forward looking infrared (“FLIR”) systems, but also with night vision goggles.

IRAMS

For the U.S. military, we offer IRAMS which are used to aid helicopter landings at Forward Arming and Refueling Points. Our IRAMS product line is designed for use in hostile and difficult landing conditions, such as in Afghanistan or Iraq. Helicopters landing in desert locations can experience dangerous brownout conditions when their rotor blades kick up clouds of dust and sand. IRAMS improve the safety of pilots and crew by providing an IR signature that can be viewed more effectively than visible lighting. IRAMS also support night-time and inclement weather operations.

Thermal Targets and Thermal Range Markers

We are the primary source for thermal targets for virtually all U.S. Military training facilities. Our targets simulate the thermal signature of tanks, personnel and other equipment. They are used for training military personnel, including armored vehicle crews, attack helicopter pilots, anti-tank weapons crews and other personnel on the growing number of weapons systems that incorporate a thermal sight. Our range markers identify range limits and other locations for personnel training with these systems. The U.S. Army is now fielding thermal sighting systems on a much wider group of weapons systems, down to selected individual rifles, which is expected to increase demand for our targets.

Soldier Combat Identifiers

We provide the U.S. Army with near-infrared reflective materials for combat identification of soldiers on the battlefield. The Company’s near-infrared reflective material is sewn directly into the U.S. military’s new Army Combat Uniforms (“ACU”). This initiative represents the Army’s commitment to provide its soldiers with the tools they need to minimize “friendly fire.” The material being supplied by TVI includes an American flag emblem that is an infrared feedback signal and separate infrared squares sewn into the shoulders of the uniform to identify troops at night. These elements reflect infrared signals to communicate with equipment carried by friendly forces. The ACU uniforms are currently in production and are expected to be available to the entire Army by 2007.

Vehicle Identification Systems

Introduced in 2004, our Vehicle Identification Panels (“VIPs”) are used for marking military tanks, high-mobility multipurpose wheeled vehicles, trucks and other vehicles to identify them as friendly to troops and personnel operating attack aircraft and ground vehicles. Our VIPs are visible to both thermal sights and other FLIR systems, as well as night vision goggles already deployed in the field. Our systems have been deployed in Iraq and Afghanistan. We have also designed a Vehicle Marking System for Law Enforcement vehicles.

Personal Protection Equipment

We are expanding our presence in the Personal Protection Equipment market, focusing on PAPRs and disposable filter canisters for the first responder, military, healthcare and industrial markets.

PAPRs

We entered this market in April 2004 by acquiring the assets of CAPA, adding a line of PAPRs and related proprietary respiration products as well as respirator research design and manufacturing capabilities. In

November 2005, we significantly expanded our presence in the PAPR market by acquiring STI. STI manufactures PAPRs and related proprietary respiration products, enabling us to offer a wide range of powered air products to a variety of market segments. These include the U.S. military, hospitals, first responders, industrial, and laboratory, decontamination and natural catastrophe response markets.

STI PAPR systems, masks, filter cartridges and accessories are currently used by U.S. Special Forces, Fixed and Rotary Wing Aviators, National Guard WMD response teams, Mass Casualty Decontamination teams, and SWAT and special operations personnel, both domestically and internationally. STI also manufactures products on a private label basis for large OEMs. STI is recognized for its ability to meet the next generation of industry standards and has more than 50,000 PAPRs in the field today.

STI maintains a robust product development pipeline, which we believe will enhance our ability to serve the full spectrum of the PAPR market. STI has established close working relationships with its key customer groups, particularly the federal government, first responders and the military. Our plan is to expand STI’s existing distribution network, which, outside of the military market, is primarily through OEMs, to distribute PAPRs and related products in the industrial and hospital markets.

STI has several next-generation products under review with the National Institute for Occupational Safety and Health (“NIOSH”), and has received NIOSH approval for certain of its products in the past. We expect some of these new STI products to enable us to expand our presence in commercial markets including industrial, biotechnology and agriculture. However, NIOSH is currently establishing new CBRN standards for all classes of respirators. We plan to introduce STI products through our established distribution channels in early 2006.

Filter Canisters

In March 2005, we announced plans to construct a new filter canister production line to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. These canisters are a necessary component in respirators and powered air respirators that filter chemical, biological, radiological and nuclear agents, inorganic particulates, and toxic gases. The filter canister production line is located at our Glenn Dale, Maryland facility, and we believe that our facility will be the only high-capacity manufacturing operation in the United States. The U.S.’s first responder, military, medical and industrial markets currently rely on foreign manufacturing locations for their canister supply. Although we currently remain in the test cycle for NIOSH approval of our filter canister line, we have allocated staff and resources to the filter plant in order to be in a position to commence volume production. The schedule and outcome of NIOSH review and approval of our filter canister line has been and remains unpredictable, however, following NIOSH and applicable international regulatory approvals and certifications, we anticipate commencing volume production of filter canisters. At this time, we anticipate that we will begin filter canister production in late 2006. We also remain in discussions with potential OEM customers, and have verbal commitments from customers to submit orders, pending NIOSH approval of the related respirator system.

Distribution

Late in 2004 we began an initiative to expand our distribution network. In 2005, we added W.W. Grainger and Cardinal Health to our distributor base as a means of strengthening our distribution channels in the healthcare market. As a result, TVI has developed significant distribution channels within the U.S., covering not only the safety and homeland security markets, but also healthcare. Fisher Scientific, the leading distributor of safety products in the United States, represents the largest portion of our distributor sales. Other U.S. distributor partners include: Aramsco, Global Protection, and EAI Corporation, the holder of a “prime vendor” contract for military safety and anti-terrorism products. In addition to our U.S. distributor partners, as of March 1, 2006, we had seven direct sales personnel located throughout the U.S. providing direct sales in most of the states within the continental U.S.

Internationally, we maintain relationships with Fisher Scientific and TSL Aerospace to distribute our products in Canada; Professional Protection Systems to distribute our products in Europe; and OPEC Systems to distribute our products in the Pacific and Far East.

Approximately 97% of our sales in 2005 were sales within the U.S. and 3% of our sales in 2005 were outside the U.S. Approximately 68% of our sales in 2005 were made through our U.S. distributors with approximately 60% or our sales in 2005 specifically attributable to Fisher.

Competitors

Rapidly deployable decontamination systems generally employ one of two types of shelter frames, air beam and rigid articulating frame. The products differ in the composition of the skeletal system that provides the rigidity to the fabric skin. A frame comprised of rigid rods and hinges is referred to as an articulating system, while a frame comprised of inflatable air chambers (similar to river rafts or Zodiac® boats) is referred to as an “air beam system.” We use our patented articulating frame system for our products. We believe our patented articulating frame has significant advantages over an air beam system. Most significantly, it is light-weight and requires no additional set up equipment such as air tanks, compressors or electric blowers, so it requires very little system deployment time. In addition, our articulating frame does not sag over time or require re-inflation. Four of our competitors use an air beam frame: Zumro (domestic), Aireshelta (U.K.), ACD (Netherlands) and Hughes Safety Showers (U.K.). One competitor, DHS Systems, LLC, manufactures an articulating product similar to ours. A third shelter construction-type sold in this industry has a self-supporting shell. The product relies on an accordion style corrugated plastic, and the only manufacturer that uses this system is UniFold.

As part of the mobile hospital market, we also produce large inflatable shelters, which utilize a unique air beam technology offering a durable, clear-span shelter capability. Competitors in this space include Blue-Med Response, Western Shelter and DHS Systems all of which use rigid frame construction for their mobile hospital products.

Our primary competitors with respect to PAPRs are 3-M Products, North Safety Products (North), ILC Dover and Mine Safety Appliances Company (MSA).

Competition in these markets is based on any one or a combination of the following factors: price, functionality and interoperability, manufacturing capability, installation, services, existing business, customer and distribution relationships, scalability and the ability of products and services to meet customers’ immediate and future requirements. Many of our existing and potential competitors have significantly greater financial, technical and marketing resources, and greater manufacturing capacity, as well as better established relationships with distributors and end users than we do.

Manufacturing Operations

We manufacture most of our products, including our shelter systems, at our headquarters facility in Glenn Dale, Maryland. We manufacture our PAPR products at our Frederick, Maryland facility. We use various levels of automation to improve floor space utilization.

Raw Materials

We use only commercially available materials in the manufacture of our products. Many of the component parts of our products, however, are custom designed and single sourced.

Intellectual Property

We hold various patents, trade secrets, trademarks, and other rights for our products, services, and processes. We have received patent protection on our articulating shelter frame, a collapsible display framework, a rapidly deployable roller transfer device, a thermal image identification system, and a collapsible and rapidly deployable hazardous material containment device. Additionally, we currently have 32 domestic and foreign patent applications pending for new products ranging from decontamination and infection control equipment to advanced HVAC systems to chemical-biological filtration devices and respiratory systems to thermal products and devices, including 15 domestic and foreign patent applications recently obtained through the STI acquisition the subject matter of which are various systems and subsystems for chemical-biological filtration devices and respiratory systems. We plan to critically assess patent protection to protect our technologies that we believe provide a competitive advantage. There are no active royalty or licensing agreements for our products.

We hold a U.S. federal registration for one of our trademarks. In addition, we have common law rights in certain of our trademarks and have an application currently pending with the U.S. Patent and Trademark Office for one of such trademarks and have applications pending with the Office of Harmonization in the Internal Market (“OHIM”) for two European Community trademarks.

Government Regulations

We are subject to various regulations including Federal Acquisition Regulations, the International Traffic in Arms Regulations (“ITAR”) export restrictions, the Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”) import restrictions and certain Occupational Safety and Health Administration (“OSHA”) requirements. Certain switches, blowers and breathing tube assemblies are subject to ITAR, requiring us to obtain export licenses from the U.S. Department of State to sell such products to foreign buyers. We also are registered with the BATF as an Importer of U.S. Munitions Import List Articles to obtain permits for the importation of certain respirators, gas masks and filters.

Our PAPR products are subject to regulation by numerous governmental bodies. The principal source of U.S. federal regulation for PAPRs is the Occupational Safety and Health Act of 1970, which created both OSHA regarding worker safety standards and the National Institute for Occupational Safety and Health (“NIOSH”) for safety-product certification. We currently have several next-generation PAPR products as well as our planned filter production line under review with NIOSH. Our PAPR products may also be subject to foreign laws and regulations.

Research and Development Activities

We spent $1.1 million, $1.0 million and $0.2 million for R&D in the years ended December 31, 2005, 2004 and 2003, respectively. These amounts do not include our investment in the filter canister production line that we are currently developing. Additionally, in conjunction with our acquisition of STI, we entered into a Research and Development Agreement (the “R&D Agreement”) with Safety Tech AG, a Swiss corporation (“STAG”), and Hans Hauser, a principal of STAG, to formalize STAG’s historical R&D relationship with STI. Under the R&D Agreement, STAG provides to STI, on an exclusive basis, research, design, development and other related services in connection with STI’s respiratory products.

We believe that our commitment to R&D is critical to the implementation of our business strategy. To address the changing requirements of our customers in the rapidly emerging military, domestic and international markets, we must continue to invest in innovations that will result in new product offerings.

Seasonality

There are no significant seasonal aspects to our operations. However, military gunnery operations tend to slow down in winter months, and range operations show a noticeable increase during the summer as more Reserve and Guard units engage in summer training.

Impact of Environmental Laws

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing process. We believe we are in compliance with all federal, state and local environmental laws and have not experienced any significant costs associated with compliance with environmental laws; however, we cannot be certain that violations will not occur which could have a material adverse effect on our financial results.

Employees

As of March 1, 2006, we had 139 full-time employees, inclusive of employees that joined TVI in connection with our acquisition of STI. In connection with the acquisition of STI, on November 8, 2005, 17 employees joined TVI. None of our employees are represented by a union. We consider our relations with our employees to be good.

Available Information

We make available free of charge through our Internet website, www.tvicorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are insignificant, may also adversely affect our business, results of operations and financial condition.

A significant portion of our sales are to federal, state and local governmental entities the loss or significant reduction of which would have a material adverse impact on our operating results.

The loss or significant reduction in government funding of programs in which we participate or the funded agency’s decision not to spend appropriated funds could materially adversely affect our future revenues, earnings and cash flows and thus our ability to meet our financial obligations. U.S. government contracts are conditioned upon Congress’ continuing approval of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. State contracts are generally subject to the same funding considerations. Therefore, if Congress does not appropriate funds for programs under which the government procures our products, the lack of funds may result in a loss or significant reduction the government procurement of our products. In addition, even if funded, an agency may elect not to spend appropriated funds for various reasons which would have a similar potential adverse effect on our results of operations and financial condition. For example, during 2005 our sales were negatively affected by widespread delays at the state and local agency level in the actual release of appropriated federal funds, in part due to significant organizational changes within the DHS that caused delays in the issuance of needed standardization protocols and directives.

Selling to the U.S. Government subjects us to unfavorable termination provisions and other review and regulation.

Companies such as ours that are engaged in supplying defense-related services and equipment to U.S. government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. government to unilaterally suspend us from receiving new orders or contracts pending resolution of alleged violations of procurement laws or regulations; terminate existing orders or contracts; reduce the value of existing orders or contracts; audit our contract-related costs and fees, including allocated indirect costs; and control and potentially prohibit the export of our products.

Because we rely heavily on a limited number of third party distributors for the marketing, sale and support of our products, the termination or disruption of these relationships may materially adversely affect our revenue.

We sell the majority of our products through a limited number of independent distributors and third party sales agents, such as Fisher Scientific in the U.S. and Canada and Professional Protection Systems Ltd. and OPEC Systems internationally. Approximately 60% of our total 2005 sales were made through Fisher. We anticipate that our distributors will continue to account for most of our sales for the foreseeable future. We have a limited ability to influence our distributors’ marketing efforts and relying on distributors could harm our business for various reasons, including that the agreements with our distributors may contain unfavorable terms, such as exclusivity provisions or early termination rights; such agreements may terminate prematurely or result in litigation due to disagreements; our distributors may not devote sufficient resources to the sale of our products or may be unsuccessful in their efforts to sell our products or otherwise impair our reputation; existing relationships with our distributors may preclude us from entering into new arrangements; and we may not be able to negotiate new distributor agreements on acceptable terms.

Our growth strategy includes capital expenditures and pursuing strategic acquisitions and investments, which may not prove to be successful and may dilute our current stockholders’ percentage ownership.

Our business strategy includes making capital outlays, such as for the construction of our filter line, and acquiring or making strategic investments in other companies with a view to expanding our portfolio of products, expanding into new markets, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may use a significant amount of our cash reserves, incur debt or assume indebtedness or issue equity that would dilute our current stockholders’ percentage ownership. In addition, we may incur significant amortization expense related to intangible assets and depreciation expense related to plant and equipment. We also may incur significant write-offs of goodwill, intangible assets, and property, plant and equipment associated with the companies, businesses or technologies that we acquire. Acquisitions and strategic investments involve numerous risks, including those identified below in connection with the STI acquisition.

In addition, capital expenditures for new product lines, acquisitions and strategic investments may involve risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions and of obtaining insufficient revenues to offset increased expenses associated with acquisitions.

We are subject to economic, political and other risks associated with our international sales, which could materially adversely affect our business.

A portion of our revenue is generated from the international sale of our products through distributors, predominately in Canada, Western Europe and Australia. Net sales outside the United States were approximately 3% and 13% of our total net sales in 2005 and 2004, respectively. We anticipate that international sales will continue to comprise a portion of our revenue in the future. Our international sales are subject to a variety of factors, including changes in the political or economic conditions in a country or region; future fluctuations in exchange rates; trade protection measures and import or export licensing requirements; difficulty in effectively managing our international distributors; and differing tax laws and regulatory requirements, and changes in those laws and requirements. If we are unable to adapt to the requirements of our international customers or the markets in which they operate, we may experience a material adverse effect on our international sales.

We face integration and other risks related to our recent STI acquisition.

STI is an established presence in the PAPR market, and we believe that our acquisition of STI may accelerate our growth in the personal protection equipment market. The STI acquisition involves various risks, including: difficulties in integrating STI’s operations, technologies, and products; the risk of diverting management’s attention from normal daily operations of the business; potential difficulties in completing projects associated with in-process research and development; risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with the acquisition; and the potential loss of key STI employees.

There can be no assurance that our STI acquisition will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from the acquisition effectively. Failure to manage such growth effectively and successfully integrate STI’s operations could have a material adverse effect on our business and operating results.

The purchase orders and contracts governing the purchase for our products may commit us to unfavorable terms.

We generally sell our shelter, decontamination systems and most other products pursuant to purchase orders issued by the purchasing party. Although we attempt to ensure that the terms of such purchase orders are acceptable to us, some purchase orders may contain unfavorable terms, such as heightened performance or warranty obligations or return rights.

Additionally, we generally provide certain products, including our thermal products, through formal contracts with the U.S. and state governments. These contracts generally can be terminated by the government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. These contracts are generally fixed price contracts, as the price we charge is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb cost overruns on these fixed price contracts and this reduces our profit margin on the contract. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce our profit or cause a loss on such contracts.

We may not be able to obtain critical components.

We purchase a number of critical custom components from single source vendors for which alternative sources may not be available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a single source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet our required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Consolidations involving suppliers could further reduce the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business and results of operations.

Our future financial performance will depend in large part on the successful development, demand for and acceptance of our products.

The market for our shelter, decontamination, PAPRs and other products and systems may not continue to grow, may grow at a slower rate than we expect or may even diminish. Furthermore, the market may not accept our products. If the market fails to perform as we anticipate, or if the market fails to accept our products, our business could suffer.

Additionally, we must enhance the functionality of our products to maintain successful commercialization and continued acceptance of our product offerings. If we are unable to identify and develop new enhancements to existing products on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, reduction or cancellation of orders and loss of revenue. The life cycle of our products is difficult to predict because the market for the majority of our products is new and emerging and is characterized by rapid technological change, changing customer preferences and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable.

We are subject to significant government regulation.

The U.S. legal and regulatory environment governing our products is subject to constant change. Further changes in the regulatory environment relating to the marketing of our shelter, decontamination systems, PAPRs and our other products, that increase the administrative and operational costs associated with the marketing of our systems and other products or that increase the likelihood or scope of competition, could harm our business and financial results.

We currently have several PAPR products and our planned filter production line under review with NIOSH. If regulatory review and approval takes longer than we anticipate or if NIOSH does not grant the approvals that we seek, the delay or lack of regulatory approval may have a material adverse effect on our business and financial results.

The regulation of our shelter, decontamination systems and other products outside the United States will vary by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with U.S. regulation as well as other risks.

The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel, and other resources.

Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly: build and train sales and marketing staff to create an expanding presence in the rapidly evolving market for our decontamination systems and other products and keep them fully informed over time regarding the technical features, issues and key selling points of our products; build, provide incentives for and support strong distribution channel partners and keep them informed regarding technical features, issues and key selling points of our products; develop our customer support capacity for direct and indirect sales personnel so that we can provide customer support without diverting engineering resources from product development efforts; and expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas as the number of our personnel and size of our organization increases.

We may not succeed with these efforts. Our failure to efficiently expand and develop these areas could cause our expenses to grow, could cause our revenues to decline or grow more slowly than expected and could otherwise impair our growth.

The variable and often long sales cycles of our products could cause significant fluctuation in our quarterly and annual results.

The typical sales cycle of our shelter, decontamination systems and our other products is unpredictable and generally involves a significant commitment of resources by our customers. A customer’s decision to purchase our products generally involves the evaluation of the available alternatives by a significant number of personnel in various functional areas and often is subject to delays over which we may have little or no control, including budgeting constraints, internal procurement and other purchase review procedures and the inclusion or exclusion of our products on customers’ approved standards list. Accordingly, we typically must expend substantial resources educating prospective customers about our products. Therefore, the length of time between the date of initial contact with the potential customer or distribution channel partner and the related sale of our products may be as much as one year, with the larger sales generally requiring significantly more time. Additionally, the length of time between the date of initial contact and the sale is often subject to delays over which we may have little or no control, including the receipt of necessary government funding. As a result, our ability to predict the timing and amount of specific sales is limited. If we experience any delay or failure in complete sales, we incur significant expense without generating any associated revenue which, if significant, could have a material adverse effect on our business and could cause operating results to vary significantly from quarter-to-quarter.

Our products rely on intellectual property rights. Any failure by us to obtain and protect these rights could enable our competitors to market products with similar features that may reduce demand for our products which would adversely affect our revenues. Additionally, we could be subject to claims that our products violate the intellectual property rights of others.

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

We generally enter into confidentiality or other agreements with our employees, consultants, channel partners and other corporate partners, and do control access to our intellectual properties and the distribution of our proprietary information. These measures afford only limited protection and may prove to be inadequate. Others may develop technologies that are similar or superior to our technology or design around the intellectual properties we own or utilize.

We expect that products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments grows and overlaps. Although we are not aware that our products employ technology that infringes any proprietary rights of third parties, there has been significant litigation in recent years in the United States involving patents and other intellectual property rights, and third parties may assert infringement claims against us. Consequently, third parties may claim that we infringe their intellectual property rights. Regardless of whether these claims have any merit, they could be time-consuming to defend; result in costly litigation; divert our management’s attention and resources; cause product shipment delays; or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

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

We have offered, and continue to offer, various warranties on our products. Our products may contain unknown defects or result in failures, which are not detected until after commercial distribution and use. Any of these defects could be significant and could harm our business and ongoing results. Any significant defects or errors may result in costly litigation; diversion of management’s attention and resources; loss of sales; delay in market acceptance of our products; increase in our product development costs; or damage to our reputation.

In addition, the sale and support of our products may entail the risk of product liability or warranty claims based on personal injury or other damages due to such defects or failures. Although we maintain reserves for warranty-related claims that we believe to be adequate, we cannot assure you that warranty expense levels or the results of any warranty-related legal proceedings will not exceed our reserves. Additionally, although we carry comprehensive general liability insurance and product liability insurance for damages that may arise from our products, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims. Consequently, the marketing of our products entails product liability and other risks and could have a material adverse effect on our business, results of operations and financial condition.

Intense competition in our industry could limit our ability to attract and retain customers.

The market for our shelter, decontamination systems and our other products is intensely competitive; characterized by evolving industry standards, changes in customer needs and preferences and opportunities relating to technological advancement; and is significantly affected by new product introductions and improvements. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, broader product offerings and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and lower profit margins, either of which could materially and adversely affect our business, results of operations and financial condition.

We expect to face increased competition in the future from our current competitors. In addition, new competitors or alliances among existing and future competitors may emerge and rapidly gain significant market share, many of which may possess significantly greater financial, marketing, technical, personnel and other resources.

If we are unable to attract, retain and motivate key management and personnel, we may become unable to operate our business effectively.

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

Effective August 2004, our Common Stock was listed and began trading on the NASDAQ Small Cap Market, now known as the NASDAQ Capital Market. Previously, our Common Stock traded on the OTC Bulletin Board. Historically, there has been a limited public market for our Common Stock.

The trading price of our Common Stock is likely to be volatile and sporadic. The stock market in general and, in particular, the market for small capitalization companies, has experienced extreme volatility in recent years. This volatility has often been unrelated to the operating performance of particular companies. Volatility in the market price of our Common Stock may prevent investors from being able to sell their Common Stock at or above the price such investors paid for their shares or at any price at all. In addition, in the event our operating results fall below the expectations of public market analysts, the market price of our Common Stock would likely be materially adversely affected.

We have adopted certain anti-takeover provisions that could prevent or delay a change in control.

Our Articles of Incorporation and Bylaws contain the following provisions: an “advance notice” provision setting forth procedures governing stockholder proposals and the nomination of directors, other than by or at the direction of the Board or a Board committee; and a “classified” Board structure, generally providing for three-year staggered terms of office for all members of our Board of Directors.

Additionally, in 2003 we adopted a Stockholders Rights Plan, which is designed to enable all TVI stockholders to realize the full value of their investment and to provide for fair and equal treatment for all TVI stockholders in the event that an unsolicited attempt is made to acquire the Company.

Although we believe that each of the above measures are designed to promote both effective corporate governance and orderly Board deliberations of important business matters, these provisions may discourage, delay or prevent a third party from acquiring or merging with TVI, even if such action may be considered favorable to some of TVI’s stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our headquarters facility to house our administrative and manufacturing activities pursuant to a lease that expires on April 30, 2010. As of December 31, 2005, the facility consisted of approximately 118,000 square feet, of which approximately 109,000 square feet were used as manufacturing space. The address of our headquarters facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

We also lease our Frederick, Maryland facility pursuant to a lease that expires on June 15, 2008. As of December 31, 2005, our Frederick, Maryland facility was comprised of approximately 22,000 square feet of space, of which approximately 18,000 was used as manufacturing space. The address of our Frederick, Maryland facility is 5703 Industry Lane, Frederick, Maryland 21704.

In connection with the STI acquisition, the Company acquired a residential condominium consisting of approximately 1,150 square feet located in Frederick, Maryland, which has been used in the past to house visiting research and design personnel.

ITEM 3. LEGAL PROCEEDINGS

Seattle Tarp Co., Inc. (“Seattle Tarp”) has filed a claim in arbitration in Seattle, Washington with the American Arbitration Association (Case No. 75-181-Y-00070-05 JISI) against TVI and its wholly owned subsidiary CAPA. Seattle Tarp alleges that TVI’s and CAPA’s hiring of a former Seattle Tarp employee resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information. Seattle Tarp is seeking unspecified damages. We do not believe that there is any merit to the claim asserted by Seattle Tarp and are vigorously defending ourselves. Due to the early stage of this matter and the unspecified character of the damages, we cannot currently estimate the outcome of this matter.

In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against an employee of TVI, a former Seattle Tarp employee, alleging that the employee breached the terms of an agreement intended to protect his former employer, Seattle Tarp, by accepting employment with TVI. The employee has filed a petition in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp has filed counterclaims alleging that in connection with his employment at TVI the employee is engaging in the unauthorized use of confidential information. Seattle Tarp is seeking unspecified damages. The employee is vigorously pursuing the matter, and TVI is currently bearing the employee’s litigation expenses.

We are, from time to time, a party to disputes arising from normal business activities including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Capital Market (formerly known as the NASDAQ Small Cap Market) under the symbol “TVIN”. Market prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions. The following table provides information on market prices for the periods indicated.

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	$3.95	$3.41	$2.69	$3.50
High	5.15	5.38	4.49	4.80

	2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	$2.80	$3.40	$3.40	$3.82
High	4.92	5.11	6.71	5.65

Holders

We had an estimated 373 holders of record of our Common Stock as of March 1, 2006. Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

Dividends

The holders of outstanding shares of our Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors from time to time may determine. There have been no dividends declared or paid on our Common Stock during the previous two years. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on our Common Stock in the foreseeable future and no payment of any dividends is contemplated by us for the foreseeable future. Additionally, the credit agreement TVI maintains with Bank of America, N.A., imposes significant limitations on our ability to declare and pay dividends.

Pursuant to the terms of our Stockholders’ Rights Agreement, the Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our Common Stock to stockholders of record as of the close of business on December 3, 2003 (the “Record Date”).

In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined below). Until a Distribution Date, the Rights are neither exercisable nor traded separately from our Common Stock and the Common Stock certificates represent both the outstanding Common Stock and the outstanding Rights. Generally, Rights will detach from the Common Stock (that is, Rights Certificates will be distributed and will trade separately) and become exercisable shortly after any person or group acquires beneficial ownership of 15% or more of our outstanding Common Stock, or in the event that any person or group commences a tender or exchange offer which would result in that person or group beneficially owning 15% or more of our outstanding Common Stock. The date on which the Rights Certificates are distributed and become exercisable is referred to as the “Distribution Date.” Each Right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, subject to adjustment under certain conditions specified in the Stockholders’ Rights Agreement. Upon the occurrence of a Flip-in Event (as defined in the Stockholders’ Rights Agreement) each holder of a Right, other than the acquiring company, will be entitled to purchase our Common Stock at one half of the then current market price.

Recent Sales of Unregistered Securities

As previously reported, in connection with our November 2005 acquisition of STI we issued an aggregate of 2,313,811 shares of our Common Stock to six persons all of whom were former STI stockholders. Of the 2,313,811 shares issued, we placed in escrow 1,348,404 shares to secure our indemnification rights under the merger agreement. The securities issued in connection with the STI merger have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act. We relied on Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Each of STI’s former stockholders were given information concerning TVI and represented that the shares were being acquired for investment purposes only. The issuances were made without general solicitation or advertising. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to TVI’s transfer agent.

In April 2004, we purchased substantially all of the assets of CAPA Manufacturing, LLC, a privately-held manufacturer of PAPRs and related respiration products. The purchase price included the net payment of approximately $550,000 in cash and the issuance of 88,780 shares of our Common Stock in a private transaction. In addition to the initial payment, an “earn-out” payment of up to $625,000, payable in our Common Stock, is also payable for fiscal year 2006 if certain operating benchmarks are satisfied.

Repurchase of Securities

We did not repurchase any of our Common Stock or other securities during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of income data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Financial Highlights (in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Income Data (1):
Net sales	$32,836	$37,862	$27,218	$11,128	$4,177
Gross profit	17,458	19,191	14,288	5,889	1,510
Operating income	8,001	10,251	8,040	3,072	154
Net income	$5,038	$6,442	$5,367	$4,431	$105
Earnings per common share—basic	$0.17	$0.22	$0.20	$0.17	$—
Average number of common shares outstanding—basic	30,325	29,082	27,249	26,321	25,327
Earnings per common share—diluted	$0.16	$0.21	$0.18	$0.16	$—
Average number of common shares outstanding—diluted	30,844	30,250	29,470	28,546	27,330

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data (1):
Current assets	$20,745	$20,414	$14,572	$6,935	$2,266
Current liabilities	6,794	3,103	3,203	882	761
Working capital	13,951	17,311	11,369	6,053	1,505
Total assets	41,538	23,670	15,343	7,200	2,501
Total liabilities	7,049	3,310	3,203	882	771
Minority interest	22	—	—	—	—
Stockholders’ equity	$34,467	$20,360	$12,140	$6,318	$1,730

(1)	The Consolidated Statement of Income data for the year ended December 31, 2005 includes the results of operations of STI from its acquisition on November 8, 2005. See Note 3 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

OVERVIEW

We are a global supplier of rapidly deployable first receiver and first responder systems for homeland security, hospitals, police and fire departments, the military and public health agencies. We design, fabricate and market products and systems both through distributors and directly to end-users and OEMs. These shelter systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which integrate our fabric shelter structure. Many of these shelter systems employ our proprietary articulating frame. We also sell a line of powered air-purifying respirators (“PAPRs”) as well as thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, helicopter landing systems, markers and decoys. In addition, we plan to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. We are in the process of establishing the only high-capacity filter canister manufacturing facility located in the United States. Finally, in 2005, we introduced training services as part of our business and plan to pursue training services as a compliment to our core business.

The first receiver and first responder markets have increased significantly in terms of size and demand over the past few years at all levels of government. Our strategy is to grow by expanding our product offerings to capitalize on the demand of these first receiver and first responder markets, primarily within the homeland security sector. We plan to diversify our product offerings both by organic development of new products and through acquisitions. Our continually increasing commitment to R&D is a key component of our diversification strategy to address the operating requirements of our target markets. In 2005, therefore, we continued to invest significantly in R&D activities, and the continued development of our filter canister manufacturing line. In connection with our acquisition of STI, we entered into an exclusive R&D arrangement with Safety Tech AG, which has historically performed STI’s R&D function for its PAPR systems. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in R&D initiatives to ensure our continued competitiveness in the more distant future.

Our most significant expense is cost of goods sold, which consists primarily of direct labor, raw materials and manufacturing overhead costs incurred in the manufacture of our products. During 2005, we continued to monitor our cash position and, at the end of 2005, entered into a $10.0 million revolving credit facility with Bank of America. As of March 1, 2006 we have not drawn down any funds from the facility. Cash and cash equivalents as of December 31, 2005 were $2.6 million. In addition, investment in marketable securities as of December 31, 2005 was $4.1 million. We used approximately $8.4 million in cash in connection with our acquisition of STI and intend to use additional cash and issue shares of our Common Stock to implement our growth strategy.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data as a percentage of net sales for the years ended December 31:

	2005	2004	2003
NET SALES	100%	100%	100%
COST OF SALES	47	49	47

GROSS PROFIT	53	51	53

OPERATING EXPENSES
Selling, general and administrative expenses	26	21	22
Research and development expenses	3	3	1

Total operating expenses	29	24	23

OPERATING INCOME	24	27	30
Other income (expense)	1	—	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	25	27	30
PROVISION FOR INCOME TAXES	10	10	10
MINORITY INTEREST IN LOSS OF SUBSIDIARY	—	—	—

NET INCOME	15%	17%	20%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net sales, gross profit, selling, general and administrative (“SG&A”) expense and net income for the year ended December 31, 2005 include the results of operations of STI for the period November 8, 2005 through December 31, 2005. Such acquisition did not have a material effect on our results of operations for the full year ended December 31, 2005.

Net Sales:

Net sales decreased $5.0 million, or 13.3%, to $32.8 million for the year ended December 31, 2005 from $37.9 million for the year ended December 31, 2004. The sales decrease is primarily attributable to a slowdown among first responder agencies that occurred at both the state and local levels as organizations awaited further standardization protocols and directives from the Department of Homeland Security and the Federal Emergency Management Agency. International sales decreased to approximately $1.1 million in 2005 from $4.8 million in 2004.

Gross Profit:

Gross profit decreased $1.7 million, or 9.0%, to $17.5 million for the year ended December 31, 2005 compared with $19.2 million for the year ended December 31, 2004. Gross margin as a percent of sales was 53% for 2005 compared with 51% for 2004. The increase in the gross margin percentage is primarily related to improved productivity, a change in our product mix and improvement in warranty costs of $0.4 million.

Selling, General and Administrative Expenses:

SG&A expense was $8.4 million for the year ended December 31, 2005, an increase of $0.4 million, or 5.5%, from $7.9 million for the year ended December 31, 2004. As a percent of sales, SG&A increased to 26% for 2005 compared to 21% for 2004. The increase is primarily attributable to increased expenses related to Sarbanes-Oxley regulatory compliance as well as expenses attributable to other legal and corporate governance matters.

Research and Development:

Our R&D expense was $1.1 million for the year ended December 31, 2005, an increase of $0.1 million, or 7.9%, from $1.0 million for the year ended December 31, 2004. Our R&D expense represents activity focused on the improvement and maintenance of our existing products; developing new uses and applications for our existing products; and the development of new products, particularly in the area of thermal marking infra-red, infection control and PAPR technology. Many of these R&D activities are continued R&D initiatives started in 2004.

Operating Income:

Operating income decreased by $2.3 million, or 22.0%, to $8.0 million for the year ended December 31, 2005, from $10.3 million for the prior year. Operating income as a percent of net sales decreased to 24% for the year ended December 31, 2005 from 27% for the year ending December 31, 2004 primarily due to the increase in SG&A expenses.

Income Tax:

The provision for income taxes decreased $0.7 million, or 16.9%, to $3.2 million for the year ended December 31, 2005, from $3.9 million for the prior year. The effective tax rate (“EFT”) for 2005 was 39%, compared to 38% for 2004. The increase in the EFT for 2005 compared with the prior year is primarily attributable to the reduction of the extraterritorial deduction due to our decrease in international sales and a $0.2 million payment related to an IRS audit of our 2003 year, offset slightly by a newly available 2005 manufacturing deduction.

Net Income:

Net income decreased $1.4 million, or 21.8%, to $5.0 million for the year ended December 31, 2005 from $6.4 million for the prior year as a result of the factors discussed above. Earnings per diluted share were $0.16 for the year ended December 31, 2005, compared with $0.21 for the prior year.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Sales:

Net sales increased $10.6 million, or 39%, to $37.9 million for the year ended December 31, 2004 from $27.2 million for the year ended December 31, 2003. The sales increase primarily related to an increase in domestic decontamination sales. International sales decreased to approximately $4.8 million for the year ended December 31, 2004 from $9.3 million in the prior year, which was largely comprised of sales in the United Kingdom, or the UK, to Her Majesty’s Fire Service through our UK distributor.

Gross Profit:

Gross profit increased $4.9 million, or 34%, to $19.2 million for the year ended December 31, 2004 compared with $14.3 million for the year ended December 31, 2003. Gross margin as a percent of sales was 51% for the year ended December 31, 2004 compared with 53% for the prior year. The decline in the gross margin percentage was primarily attributed to the allocation of costs of sales of certain facilities, and occupancy and insurance expenses, which in 2003 were charged to SG&A expenses, and the incorporation of CAPA into our operations.

Selling, General and Administrative Expenses:

SG&A expense was $7.9 million for the year ended December 31, 2004, an increase of $1.8 million, or 30%, from the year ended December 31, 2003. As a percent of sales, SG&A declined to 21% for the year ended

December 31, 2004 from 22% for the prior year. A significant amount of the year-over-year dollar increase was attributable to an increase in sales related expenses, such as trade shows, advertising, marketing, sales expenses and employee related costs to support sales growth and expanded product lines. The aforementioned allocation to costs of sales of certain facilities, occupancy and insurance expenses would have decreased the SG&A expense for the year ended December 31, 2003.

Research and Development:

R&D expense was $1.0 million for the year ended December 31, 2004, an increase of $0.8 million from the year ended December 31, 2003. This increase was necessary to support our strategic product development objectives and overall growth strategies that continued into 2005. Due to the significance and magnitude of these initiatives and their related costs, and in order to provide clear and meaningful disclosure, in 2004 we separated R&D expenses and reported them separately from SG&A expenses.

Operating Income:

Operating income increased by $2.2 million, or 27%, to $10.3 million for the year ended December 31, 2004, from $8.0 million for the prior year. Operating income as a percent of net sales decreased to 27% for the year ended December 31, 2004 from 30% for the year ended December 31, 2003 primarily due to the increase in R&D expenses.

Income Tax:

The provision for income taxes increased $1.2 million, or 44%, to $3.9 million for the year ended December 31, 2004, from $2.7 million for the prior year. The EFT for 2004 was 38%, compared with 33% for 2003. The increase in the EFT for 2004 compared to the prior year is primarily attributable to a decline in the extraterritorial deduction to $0.1 million for 2004 from $0.3 million for 2003, as our export sales declined.

Net Income:

Net income increased $1.1 million, or 20%, to $6.4 million for 2004 from $5.4 million for 2003, primarily reflecting the growth in operating earnings attributable to higher net sales. Earnings per diluted share was $0.21 for the year ended December 31, 2004, compared with $0.18 for 2003.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms.

Strong internal cash generation, together with currently available cash and investments and an ability to access credit lines if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that we would need to accommodate a higher level of business activity. We are actively seeking to expand by acquisitions as well as through organic growth of our business. While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing on acceptable terms based, among other things, on our earnings performance and current financial position.

As of December 31, 2005 working capital was $14.0 million, down from the $17.3 million at December 31, 2004. Cash and cash equivalents and available for sale securities as of December 31, 2005 totaled $6.7 million, a decrease of 49% from December 31, 2004. Working capital changes are primarily attributable to the acquisition of STI which used cash of $8.4 million and increased accounts receivable, inventory and accounts payable. During the first quarter of 2005, we implemented an enhanced cash management program to achieve higher yields on our cash. Under this program, we may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities.

Accounts receivable as of December 31, 2005 was $8.0 million, an increase of 81% from December 31, 2004. Days-sales outstanding, or DSO, as of December 31, 2005 was 69 compared to 42 days as of December 31, 2004. The increase in accounts receivable and DSO is primarily attributable to our acquisition of STI, which added $1.7 million in receivables, coupled with some delays in collections related to Katrina hurricane support. Much of the significant STI receivables and delayed collections related to Katrina support were received within the first 45 days of 2006. We do not, therefore, believe that the increase in accounts receivable or DSO as of December 31, 2005 compared to accounts receivable and DSO as of December 31, 2004, respectively, represents a trend of slower collections.

Inventory as of December 31, 2005 was $4.7 million, an increase of 158% from December 31, 2004. Annualized inventory turnover was 4.7 times at December 31, 2005 compared to 9.7 times at December 31, 2004. The increase in inventory and the related inventory turnover reduction are attributable to our acquisition of STI, coupled with some raw materials additions to fulfill future orders.

Accounts payable as of December 31, 2005 was $3.2 million, an increase of 199% from December 31, 2004. This increase was attributable to the acquisition of STI, inventory purchases and business insurance renewals at the end of 2005.

Cash flow from operating activities was $3.6 million for the year ended December 31, 2005, down from $7.2 million for the year ended December 31, 2004. Cash used in investing activities totaled $14.3 million for 2005, including $4.3 million for the purchase of marketable securities, $1.4 million for the purchase of property, plant and equipment, primarily related to the new filter canister manufacturing line and other product expansion initiatives, $0.4 million for the purchase of intangible assets, and $8.4 million for the acquisition of STI. Construction of the filter canister manufacturing line is nearing completion; however, operation of the line remains subject to NIOSH regulatory approval.

In connection with the acquisition of STI, additional earnout consideration may be payable should certain conditions be met by STI’s operations, including the generation of certain income amounts by STI in the fiscal years ending June 30, 2006 and 2007. The maximum amount of earnout payments would be $5.5 million, payable 50% in cash and 50% in the form of restricted Common Stock.

In December 2005, TVI and its three subsidiaries entered into a Credit and Security Agreement and related agreements (the “Credit Agreement”) with Bank of America, N.A. (“Bank”). The Credit Agreement provides for a revolving credit facility (“Credit Facility”) in the maximum principal amount of $10.0 million. Borrowings under the credit facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 1.75% based upon the ratio of TVI’s total funded debt to EBITDA (the “EBITDA Ratio”). The Credit Agreement also provides that the Bank will issue or commit to issue letters of credit for our account in aggregate undrawn amounts of up to $2 million. Annual fees for letters of credit issued for our account will equal 1.25% to 1.75% of the face amount of such letters of credit based upon the EBITDA Ratio. The amount of any outstanding letters of credit issued or committed to be issued by the Bank will reduce, dollar for dollar, the aggregate amount available under the credit facility. We must also pay a commitment fee equal to an annual rate of 0.25% or 0.30% of the unused facility, which rate is based on our EBITDA Ratio at the time such fee is due, times the amount of the unused facility. The obligations under the Credit Agreement are secured by a security interest in all of the personal property of TVI and its subsidiaries.

The Credit Agreement contains customary covenants that will, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, enter into certain types of transactions with affiliates, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires us to maintain an EBITDA Ratio of 1.75 to 1.0 or less on a rolling 4-calendar quarter basis. The Credit Agreement contains customary events of default, including, but not limited to: (a) non-payment of amounts due; (b) material breach of representations, warranties or covenants under the Credit Agreement or the documents pertaining thereto; (c) cross-default provisions relating to other indebtedness obligations; (d) loss of collateral; (e) bankruptcy or similar proceedings; (f) dissolution; or (g) other certain material adverse changes. Upon the occurrence of an event of default, the amounts outstanding under the credit facility may be accelerated and may become immediately due and payable and the Bank may exercise other remedies available to it under the Credit Agreement, including without limitation, exercising its rights in the collateral.

The Credit Facility will terminate and all amounts owing thereunder will be due and payable on December 31, 2008.

As of March 1, 2006, TVI had not requested any advances under the Credit Facility and had not requested any commitments from BOA to issue letters of credit. The Credit Agreement provides that advances under the Credit Facility can be used only for working capital purposes, to make capital expenditures and to finance acquisitions. We entered into the Credit Facility to provide an alternative source of liquidity, if needed, which may include being a source of capital for strategic acquisitions of complementary businesses or assets. We believe that the cash balance as of March 1, 2006 along with anticipated internally generated funds and the available line of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.

We believe that we have adequate production equipment to support our current level of operations. We spent $1.4 million on plant and equipment in 2005 and $2.0 million in 2004, which was paid from funds generated from operations. These 2005 and 2004 purchases primarily related to the new filter canister manufacturing line and other product expansion initiatives. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. We currently intend to purchase any such equipment from operating funds.

Contractual Obligations, Commitments and Off-Balance Sheet Obligations

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

	Payments Due by Fiscal Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter
Operating lease obligations (1)	$3,213	$828	$1,538	$847	$—
Purchase obligations (2)	3,172	3,172	—	—	—

Contractual cash obligations	$6,385	$4,000	$1,538	$847	$—

(1)	As of December 31, 2005, operating lease obligations include future payments related to accrued lease costs of $51 which are included in accrued liabilities on the balance sheet.
(2)	As of December 31, 2005, purchase obligations consist of purchases of inventory and equipment in the normal course of business.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we re-evaluate our estimates, including those related to revenue recognition, inventory valuation, research and development, intangible assets, credit sales and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in estimates and assumptions used by management could have a significant impact on our financial results and actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment or upon delivery or acceptance by the customer, depending on the terms of the sale. We record sales discounts and allowances in the period in which the sale occurs.

Inventory Valuation

We routinely evaluate the carrying value of our inventories to ensure they are carried at the lower of cost or market value. Such evaluation is based on management’s judgment and use of estimates, including sales forecasts, historical usage, planned dispositions of materials, product lines, technological events and trends. In addition, the evaluation is based on changes in inventory management practices which may influence the timing of exiting products and method of disposing of excess inventory.

Excess inventory is generally identified by comparing historical and future expected inventory usage to actual on-hand quantities. Reserves are provided for on-hand inventory in excess of pre-defined usage forecasts. Forecast usage is primarily determined by projecting historical (actual) inventory usage levels forward to future periods.

Credit and Collections

We maintain allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products on open credit. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, we may be required to record additional allowances for doubtful accounts.

Contingent Liabilities

We are subject to proceedings, lawsuits, warranty and other claims or uncertainties related to environmental, legal, product and other matters. We routinely assess the likelihood of an adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

Research and Development

R&D costs are expensed as incurred. These costs include direct labor and materials as well as a reasonable allocation of overhead costs. However, no SG&A costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. We have adopted Statement of Financial Accounting Standards, or SFAS No. 142, which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and other intangible assets and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units. Because of the integral technologies and operations of the acquisitions, during 2005 we had only one corporate-wide reporting entity to which this test applies.

Business Combination

We apply the provisions of SFAS No. 141, “Business Combinations,” whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. External costs incurred related to successful business combinations are capitalized as costs of business combinations, while internal costs incurred by us for acquisition opportunities are expensed.

Effect of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

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

We will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under the modified prospective application, as it is applicable to us, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not yet been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of, or the periods after, adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures provided by us in our consolidated financial statements.

Upon transitioning to SFAS No. 123(R) in January 2006 using the “modified prospective” method, we do not anticipate recognizing a cumulative effect of a change in accounting principle; however, we do anticipate recognizing compensation expense in 2006 in the aggregate amount of approximately $0.4 million for all share-based payment awards granted prior to January 1, 2006 that remain unvested as of January 1, 2006. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity in the Consolidated Statements of Cash Flows.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no variable rate debt outstanding as of December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TVI Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of TVI Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Stegman & Company

Stegman & Company

March 8, 2006

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In thousands, except per share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,589	$13,054
Marketable securities—available for sale	4,100	—
Accounts receivable—trade (net of allowance for doubtful accounts of $175 and $165 at December 31, 2005 and 2004, respectively)	8,016	4,418
Inventories, net	4,724	1,829
Deferred income taxes	332	434
Prepaid expenses	919	293
Other current assets	65	386

Total current assets	20,745	20,414

PROPERTY, PLANT AND EQUIPMENT, NET	4,346	2,506

OTHER ASSETS:
Goodwill	15,781	554
Intangible assets, net	618	148
Other	48	48

Total other assets	16,447	750

TOTAL ASSETS	$41,538	$23,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,208	$1,073
Accrued liabilities	2,117	2,030
Income taxes payable	1,469	—

Total current liabilities	6,794	3,103
Deferred income taxes	255	207

TOTAL LIABILITIES	7,049	3,310

Minority interest in equity of subsidiary	22	—

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock—$1.00 par value; 1,200 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock—$0.01 par value; 98,800 shares authorized, 32,470 and 29,771 shares issued and outstanding at December 31, 2005 and 2004, respectively	324	298
Additional paid-in capital	23,676	14,633
Retained earnings	10,467	5,429

TOTAL STOCKHOLDERS’ EQUITY	34,467	20,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,538	$23,670

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
NET SALES	$32,836	$37,862	$27,218
COST OF SALES	15,378	18,671	12,930

GROSS PROFIT	17,458	19,191	14,288

OPERATING EXPENSES:
Selling, general and administrative expenses	8,368	7,931	6,087
Research and development expenses	1,089	1,009	161

Total operating expenses	9,457	8,940	6,248

OPERATING INCOME	8,001	10,251	8,040
INTEREST AND OTHER INCOME, NET	245	58	18

INCOME BEFORE PROVISION FOR INCOME TAXES	8,246	10,309	8,058
PROVISION FOR INCOME TAXES	3,214	3,867	2,691

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	5,032	6,442	5,367
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	6	—	—

NET INCOME	$5,038	$6,442	$5,367

EARNINGS PER COMMON SHARE—BASIC	$0.17	$0.22	$0.20
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	30,325	29,082	27,249
EARNINGS PER COMMON SHARE—DILUTED	$0.16	$0.21	$0.18
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	30,844	30,520	29,470

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
BALANCE—DECEMBER 31, 2002	$53	$269	$12,376	$(6,380)	$6,318
Common Shares issued—exercise of options:
200 Common Shares issued to Directors	—	2	6	—	8
170 Common Shares issued to officers	—	2	28	—	30
653 Common shares issued to employees and others	—	6	116	—	122
Income tax benefit—exercise of options	—	—	295	—	295
Net income	—	—	—	5,367	5,367

BALANCE—DECEMBER 31, 2003	53	279	12,821	(1,013)	12,140
Conversion of Preferred Stock to 106 Common Shares	(53)	1	52	—	—
89 Common Shares issued in acquisition of CAPA Manufacturing LLC	—	1	359	—	360
Common Shares issued—exercise of options:
525 Common Shares issued to Directors	—	5	65	—	70
449 Common Shares issued to officers	—	4	108	—	112
644 Common Shares issued to employees and others	—	11	383	—	394
36 Common Shares issued to Board of Directors members for retainers	—	—	125	—	125
262 Treasury Shares retired upon exchange in option exercises	—	(3)	(85)	—	(88)
Income tax benefit—exercise of options	—	—	805	—	805
Net income	—	—	—	6,442	6,442

BALANCE—DECEMBER 31, 2004	—	298	14,633	5,429	20,360
Common Shares issued—exercise of options:
225 Common Shares issued to Directors	—	2	66	—	68
117 Common Shares issued to officers and employees	—	1	212	—	213
3 Common Shares granted to employees for services provided	—	—	12	—	12
36 Common Shares granted to Board of Directors members	—	—	125	—	125
2,314 Common Shares issued acquisition of Safety Tech International, Inc.	—	23	8,191	—	8,214
4 Common Shares issued in connection with legal settlement	—	—	18	—	18
Income tax benefit—exercise of options	—	—	419	—	419
Net income	—	—	—	5,038	5,038

BALANCE—DECEMBER 31, 2005	$—	$324	$23,676	$10,467	$34,467

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Operating Activities
Net income	$5,038	$6,442	$5,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617	277	141
Provision for doubtful accounts	73	38	162
Provision for deferred income taxes	52	159	1,267
Minority interest in net loss of subsidiary	(6)	—	—
Stock-based compensation	374	—	34
Income tax benefit from exercise of stock options	419	805	295
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,383)	(242)	(1,412)
Inventory	(2,151)	199	(1,142)
Prepaid expenses and other current assets	(191)	(138)	(275)
Income taxes payable	795	—	—
Accounts payable	1,199	(72)	565
Accrued liabilities	(264)	(244)	1,461
Other	18	—	—

Net cash provided by operating activities	3,590	7,224	6,463

Investing Activities
Purchases of intangible assets	(431)	(269)	(36)
Purchases of marketable securities	(4,300)	—	—
Proceeds from sale of marketable securities	200	—	—
Purchases of property, plant and equipment	(1,416)	(1,981)	(610)
Acquisition of Safety Tech International, Inc., net of cash and cash equivalents acquired	(8,352)	—	—

Net cash used in investing activities	(14,299)	(2,250)	(646)

Financing Activities
Payment of bank commitment fee and other	(37)	—	—
Proceeds from exercise of stock options	281	488	160

Cash provided by financing activities	244	488	160

Net increase (decrease) in cash and cash equivalents	(10,465)	5,462	5,977
Cash and cash equivalents at beginning of year	13,054	7,592	1,615

Cash and cash equivalents at end of year	$2,589	$13,054	$7,592

Cash payments for income taxes and interest were as follows:
Income taxes	$1,304	$3,221	$1,290
Interest	$—	$1	$—
Non-cash investing and financing activities:
Issuance of Common Stock in connection with acquisition of Safety Tech International, Inc.	$8,214	$—	$—
Acquisition of air shelter property rights in exchange for stock in subsidiary	$28	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION.

Organization

TVI Corporation, a Maryland corporation formed in 1977, together with its subsidiaries (“TVI” or the “Company”), is a global supplier of rapidly deployable first receiver and first responder systems for homeland security, hospitals, the military, police and fire departments, and public health agencies. The Company designs, fabricates and markets products and systems both through distributors and directly to end-users and original equipment manufacturers (“OEMs”). These first responder systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which integrate its fabric shelter structures. Many of these shelter systems employ the Company’s proprietary articulating frame. The Company also sells a line of powered air-purifying respirators (“PAPRs”) as well as thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, helicopter landing systems, markers and decoys. In 2005, the Company introduced training services as part of our business and plan to pursue training services as a compliment to its core business.

On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held supplier of PAPRs for chemical, biological, radiological and nuclear (“CBRN”) protection. As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In April 2004, TVI formed CAPA Manufacturing Corp. (“CAPA”) as a wholly owned subsidiary of TVI. At that time, TVI, through CAPA, acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately held respiratory products research, design and manufacturing company.

The Company’s headquarters are located in Glenn Dale, Maryland where it manufactures most of its products. The Company also has operations in Frederick, Maryland where it manufactures its PAPR products.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s majority-owned subsidiaries consisted of the following at December 31, 2005:

Percentage Owned
Safety Tech International, Inc.	100%
CAPA Manufacturing Corp.	100
TVI Air Shelters, LLC	90

Certain reclassifications have been made to previously reported amounts to conform to 2005 amounts.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company operates in one segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended).”

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Revenue Recognition

Revenue is recognized from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment or upon delivery and acceptance by the customer, depending on the terms of sale. Sales discounts and allowances are recorded in the period in which the sale occurs.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with financial institutions and short-term, highly liquid investments purchased with original maturities of three months or less. The carrying value of the cash equivalents approximates their estimated fair value.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale because the Company does not intend to hold them until maturity.

Available-for-sale securities are recorded at fair value, determined at a specific point in time based on quoted market prices. Unrealized gains and losses, net of the related tax effect, on securities classified as available-for-sale are excluded from the determination of net income and are reported as a separate component of stockholders’ equity, within other comprehensive income, until realized. Declines in the fair value of marketable securities below their cost that are other than temporary are reflected in net income as realized losses.

Marketable securities at December 31, 2005 consisted of floating rate municipal government debt securities with a market value of $4,100 and maturities exceeding 10 years. Realized and unrealized gains and losses were not material for any of the periods presented. At December 31, 2005, the carrying value of marketable securities approximated their market value.

Allowance for Doubtful Accounts

Management evaluates the collectibility of accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance against amounts due is recorded to reduce the net recognized receivable to estimated realizable value. For all other customers, management recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, historical experience and other currently available information.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method of valuation, or market. Inventories consist primarily of raw material and other components used in the manufacture of goods for sale.

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciation on production equipment under construction is recorded from the date such assets are placed in service.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

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

Goodwill

Goodwill is recorded on a business combination to the extent the cost of an acquired entity exceeds the fair value of the net assets acquired.

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. The Company performed its latest annual impairment test with regard to the carrying value of goodwill as of October 1, 2005 and concluded that no impairment to the carrying value of goodwill existed.

Other Intangible Assets, Net

Other intangible assets, net consists of deferred costs and acquired intangible assets. The Company capitalizes and amortizes the cost of acquired intangible assets over their estimated useful lives on a straight-line basis, unless such lives are deemed indefinite. The estimated useful lives of the Company’s other intangible assets are as follows:

Patents	5-7 years
Air shelter property rights	5 years

Warranty Liability

Accruals for product warranty claims are recorded on an undiscounted basis when it is probable that a liability has been incurred and such liability can be reasonably estimated. A reconciliation of the Company’s estimated product warranty liability for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Balance at beginning of year	$797	$996	$44
Settlements in cash and in-kind	(89)	(738)	(147)
Adjustment to estimated liability	(357)	539	1,099

Balance at end of year	$351	$797	$996

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short-term nature of their underlying terms.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

Research and Product Development Costs

Research and product development expenditures are charged to operations as incurred. During the years ended December 31, 2005, 2004 and 2003, research and product development costs amounted to $1,089, $1,009 and $161, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2005, 2004 and 2003, advertising costs amounted to $94, $669 and $392, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides a valuation allowance where, in management’s opinion, it is more likely than not that the asset will not be realized.

Stock-based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation” which encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the exercise price of the stock option. The Company has adopted the “disclosure only” alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. See Note 10.

Stock Options Granted to Non-Employees

The Company accounts for stock-based awards issued to non-employees in return for services rendered using the fair value method. The fair value of the award is measured using the Black-Scholes option valuation model on the date that services have been completed or on the performance commitment date, whichever is earlier (the “measurement date”). The fair value of the award is estimated on the date of grant and the measurement date and is recognized as an expense over the vesting period.

Earnings Per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted-average number of common shares plus dilutive securities outstanding during the period. Dilutive securities consist of stock options and convertible preferred stock.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment (Revised 2004)”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS No. 123(R) is effective for the Company on January 1, 2006.

The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under the modified prospective application, as it is applicable to the Company, SFAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not yet been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of, or the periods after, adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures provided by the Company.

Upon transitioning to SFAS No. 123(R) in January 2006 using the “modified prospective” method, the Company does not anticipate recognizing a cumulative effect of a change in accounting principle; however, the Company does anticipate recognizing compensation expense in 2006 in the aggregate amount of approximately $425 for all share-based payment awards granted prior to January 1, 2006 that remain unvested as of January 1, 2006. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity in the Consolidated Statements of Cash Flows.

3. ACQUISITIONS AND CONTINGENT CONSIDERATION.

On November 8, 2005 the Company acquired by merger STI, a manufacturer of powered air respirators, for acquisition consideration of approximately $17,010 (consisting of $8,217 in cash, 2,314 shares of restricted Common Stock of TVI with an estimated market value of $8,214 and acquisition-related expenses of $579). The Company acquired STI to expand its product line in the homeland security and first responder industry, and generate product and marketing-related synergies with existing businesses. The following table summarizes the allocation of the total acquisition consideration to the net assets acquired:

Current assets	$2,729
Fixed assets	762
Intangible assets	153
Goodwill	15,176

Total assets acquired	18,820

Current liabilities	(1,702)
Other liabilities	(108)

Acquisition consideration	$17,010

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

The acquisition consideration does not include additional earnout consideration that may be payable should certain conditions be met by STI and its stockholders, including the generation of certain income amounts by STI in the fiscal years ending June 30, 2006 and 2007 or (ii) the repayment of a portion of the acquisition consideration by the selling stockholders, should STI not generate certain levels of revenue in the two years following acquisition. The terms of the Agreement and Plan of Merger dated November 8, 2005 provide for a maximum earnout consideration of $5,500 and earnout payments, if any, to be paid 50% in cash and 50% in the form of restricted Common Stock of TVI Corporation. Such amount payable, if any, are expected to be recorded as additional goodwill in the year paid and will be paid using available funds or by borrowing against credit lines. In addition, 1,348 shares of TVI Corporation Common Stock paid in connection with the acquisition were held in escrow as of December 31, 2005 to secure certain obligations of the selling shareholders. None of the goodwill acquired in connection with the acquisition of STI is expected to be deductible for tax purposes. Intangible assets acquired of $153 represent the fair value of certain patent and other rights held by STI as of November 8, 2005. The estimated useful life of the identified amortizable intangible assets acquired in the purchase of STI is 5 years.

During April 2004 the Company purchased substantially all of the tangible and intangible assets of CAPA Manufacturing LLC, a privately-held manufacturer of powered air purifying respirators and related respiration products. The purchase price included the payment of approximately $550 in cash, the issuance of 89 shares of the Company’s Common Stock and the payment of acquisition-related expenses equal to approximately $84. An additional earn-out payment of up to $625, payable in form of shares of the Company’s Common Stock, may be payable in 2006 if CAPA operations satisfy certain benchmarks. The Company recorded goodwill totaling $604 in connection with the acquisition.

The above acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the dates of acquisition. The Company determines fair value through analyses prepared by management and other information available. The results of operations of all acquired businesses were included in the Company’s consolidated financial statements from their respective dates of acquisition.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information for the years ended December 31, 2005 and 2004 as though the acquisition of STI took place on January 1, 2004.

	2005	2004
Revenue	$38,191	$47,302
Income before provision for income taxes	8,926	12,349
Net income	5,541	7,767

Earnings per Common Share—basic	$0.17	$0.25
Earnings per Common Share—diluted	$0.17	$0.24

The unaudited pro forma financial information does not include the effects of the additional acquisition consideration, if any, that may be payable to the former stockholders of STI should certain conditions be met in the Agreement and Plan of Merger, including the generation of certain income amounts by STI in the fiscal years ending June 30, 2006 and 2007 or the repayment of acquisition consideration, should STI not generate minimum levels of revenue in the two years following acquisition.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

The above unaudited pro forma financial information has been provided for comparative purposes only and includes certain adjustments, such as additional amortization expense for identified intangible assets and lower interest income at TVI Corporation from reduced cash on hand. The results are not intended to be indicative of the results of operations that actually would have resulted had the acquisitions been completed on January 1, 2004, or of future results of operations.

4. INVENTORIES, NET.

Inventories, net consist of the following at December 31:

	2005	2004
Finished goods	$1,570	$136
Work in progress	411	207
Raw materials	2,357	1,337
Other	386	149

	$4,724	$1,829

Other inventories consist of field service, demonstration and other sales support inventory. At December 31, 2005 and 2004, inventory reserves for excess and obsolete inventories amounted to $598 and $629, respectively.

5. PROPERTY, PLANT AND EQUIPMENT, NET.

Property, plant and equipment, net consists of the following at December 31:

	Depreciation Period in Years	2005	2004
Furniture and fixtures	7	$116	$116
Computers and office equipment	3	461	250
Motor vehicles	5	58	66
Plant, machinery and equipment	7	1,842	805
Tooling	7	246	136
Leasehold improvements and other	5	615	366
Capital equipment not yet placed in service		2,231	1,368

		5,569	3,107
Less accumulated depreciation		1,223	601

		$4,346	$2,506

Depreciation expense charged to operations amounted to $338, $240 and $125 for the years ended December 31, 2005, 2004 and 2003, respectively.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

6. INTANGIBLE ASSETS, NET.

Intangible assets, net consists of the following at December 31, 2005:

	Gross Book Value	Accumulated Amortization	Net
Patents	$346	$130	$216
Air shelter property rights	308	31	277
Other including deferred costs	125	—	125

	$779	$161	$618

Intangible assets, net at December 31, 2004 consisted of patents at a carrying value of $148, net of accumulated amortization of $71. Significant intangible asset additions during 2005 included air shelter property rights acquired in connection with the establishment of a joint venture and patents acquired in connection with the acquisition of Safety Tech International, Inc. See Note 3. The air shelter property rights are in effect until such time as the associated joint venture is dissolved or sales generated by the joint venture do not meet specified levels, after which such rights terminate in the following year.

Amortization expense associated with intangible assets was as follows for the years ended December 31:

	2005	2004	2003
Patents	$60	$37	$16
Air shelter property rights	30	—	—

	$90	$37	$16

The estimated future aggregate amortization expense for each of the five succeeding years relating to all intangible assets and deferred costs that are recorded in the December 31, 2005 consolidated balance sheet is as follows:

For the year ending December 31:
2006	$137
2007	134
2008	128
2009	124
2010	89

7. ACCRUED LIABILITIES.

Accrued liabilities consist of the following at December 31:

	2005	2004
Accrued warranty cost	$351	$797
Accrued compensation expense	696	688
Accrued expenses – trade	634	271
Accrued payroll and other taxes	300	197
Other	136	77

	$2,117	$2,030

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

8. COMMITMENTS AND CONTINGENT LIABILITIES.

Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through April 2010. Certain of these leases are subject to escalation clauses. The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2005:

For the year ending December 31:
2006	$828
2007	830
2008	708
2009	633
2010	214

Total minimum lease obligations	$3,213

Total rental expense under all leases amounted to $722, $611 and $343 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has contingent payments related to acquisitions made in 2004 and 2005 as described further in Note 3. In addition, in the normal course of business, the Company is involved in legal actions arising from the manufacture and sale of products. Management does not anticipate that any liabilities that may result will have a materially adverse effect on our financial position, results of operations or liquidity.

9. INCOME TAXES.

The components of the provision for income taxes by taxing jurisdiction are as follows for the year ended December 31:

	2005	2004	2003
U.S. Federal
Current	$2,397	$3,041	$1,152
Deferred	43	130	1,025
State Income taxes
Current	592	667	272
Deferred	9	29	242

Provision for income taxes on current year income	3,041	3,867	2,691

Tax payment in respect of 2003	173	—	—

Total provision for income taxes	$3,214	$3,867	$2,691

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

A reconciliation of the Company’s tax provision to the federal income tax expense calculated at the statutory rate is as follows for the year ended December 31:

	2005	2004	2003
Federal taxes at statutory rate	$2,804	$3,505	$2,740
State income taxes, net of federal benefit	401	365	329
Extraterritorial deduction	(13)	(131)	(322)
Manufacturing deduction	(55)	—	—
Tax payment in respect of 2003	173	—	—
Other	(96)	128	(56)

Provision for income taxes	$3,214	$3,867	$2,691

The components of the deferred tax assets and liabilities are as follows at December 31:

	2005	2004
Deferred tax assets—current
Vacation accrual	$82	$62
Inventory reserve	48	—
Allowance for doubtful accounts	66	65
Accrued warranty liability	136	307

	332	434
Deferred tax liability—long term
Depreciation and amortization	(255)	(207)

	$77	$227

10. STOCKHOLDERS’ EQUITY.

Stockholder Rights Agreement

The Company has a Stockholders’ Rights Agreement pursuant to which certain rights were granted to stockholders of record as of December 3, 2003. Each share of Common Stock entitles the holder to purchase one-one hundredth of a share of Series A Preferred Stock, subject to adjustment under certain conditions. These rights become exercisable shortly after any person or group acquires beneficial ownership of 15% or more of the outstanding Common Stock or in certain other circumstances.

Stock Option Plan

The Company adopted a stock option plan for directors, officers and employees in 1998 (the Amended and Restated 1998 Stock Option Plan or the “Plan”) that provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Shares of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors.

Options granted vest upon terms determined by the Board of Directors. During the year ended December 31, 2005, the majority of options granted under the Plan vested one-half one year from the date of grant and one-half

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

two years from the date of grant. No compensation expense has been recorded for options issued under the Plan for any of the years presented. At December 31, 2005, options to purchase up to 2,938 shares of the Company’s Common Stock remain available to be granted under the Plan. The Plan expires on May 7, 2008.

A summary of the activity under the stock option plan for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Number of Shares	Range of Option Exercise Price Per Share			Weighted Average Option Price
Outstanding at January 1, 2003	2,909	$0.0750	to	$0.625	$0.17
Granted	860	0.6000	to	2.010	1.36
Exercised	(1,023)	0.0750	to	1.450	0.17
Canceled or expired	(75)	0.1125	to	1.470	1.02

Outstanding at December 31, 2003	2,671	0.0750	to	2.010	0.52
Granted	642	1.2900	to	5.400	3.73
Exercised	(1,618)	0.0750	to	1.470	0.34
Canceled or expired	(58)	1.1900	to	4.130	3.43

Outstanding at December 31, 2004	1,637	0.1125	to	5.500	1.83
Granted	732	3.1600	to	4.770	4.27
Exercised	(342)	0.1125	to	3.940	0.82
Canceled or expired	(334)	1.4700	to	5.160	4.22

Outstanding at December 31, 2005	1,693	0.1325	to	4.720	2.63

The following is a summary of stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.13 - $0.60	383	1.29	$0.29	383	1.29	$0.29
1.21 - 1.78	340	2.29	1.40	340	2.29	1.40
2.01 - 3.94	547	6.36	3.46	234	5.38	3.36
4.03 - 5.50	423	8.87	4.56	95	8.57	4.38

	1,693	5.02	2.60	1,052	5.58	3.00

The Company granted options to purchase 100 shares of Common Stock to directors during the year ended December 31, 2005 at an exercise price of $3.50 per Common Share (2004 and 2003 – options to purchase 125 shares). In 2003, options to purchase 20 shares were issued to another company and in 2005, an option to purchase 40 shares was issued in connection with a legal settlement. The remaining options in each year were granted to the Company’s officers and employees.

The Company’s stock option plan allows for the exercise price to be paid in the form of cash or shares of Common Stock held by the option holder. During the year ended December 31, 2004, 262 shares of Common

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

Stock with an aggregate fair value of $88 were used as payment for the exercises of options. The resulting treasury shares received were deemed retired.

Pro Forma Stock-Based Compensation Expense

The following table illustrates the effect on net income for the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2005	2004	2003
Net income as reported	$5,038	$6,442	$5,367
Deduct: Stock-based compensation determine under fair value based methods for all awards, net of related tax effects	(694)	(535)	(168)

Pro forma net income	$4,344	$5,907	$5,199

Earnings per common share as reported:
Basic	$0.17	$0.22	$0.20
Diluted	$0.16	$0.21	$0.18
Pro forma earnings per common share:
Basic	$0.14	$0.20	$0.19
Diluted	$0.14	$0.19	$0.18

The weighed-average fair value of options granted during 2005, 2004 and 2003 was $2.52, $2.75 and $0.87, respectively. The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

The following average assumptions were used to determine the fair value of employee options granted during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.16%	4.13%	2.47%
Expected volatility	63.60%	73.54%	81.44%
Expected life (in years)	5.71	8	5
Expected dividend yield	0.00%	0.00%	0.00%

Share Grants

The Company granted 3 shares of Common Stock to certain employees and 36 shares to Board of Directors members for service during the year. The Company recorded compensation expense in its income statement for the year ended December 31, 2005 equal to the fair value of the shares at the date of grant. The Company granted an additional 54 shares of Common Stock to various employees during December 2005 as compensation, which were issued in the first quarter of 2006.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

The total compensation cost recognized in income for stock-based employee compensation awards amounted to $374, $0, and $34 for the years ended December 31, 2005, 2004, and 2003, respectively.

Preferred Stock

The Company is authorized to issue 1,200 shares of Preferred Stock, $1.00 par value, which are convertible into shares of Common Stock at a ratio of two-to-one. During the year ended December 31, 2004, 53 shares of convertible preferred stock were converted to 106 shares of Common Stock. There were no shares of Preferred Stock issued or outstanding during the year ended December 31, 2005.

11. CONCENTRATION OF CREDIT RISK.

The Company’s cash balances in U.S. financial institutions may periodically exceed the federally insured limit. At December 31, 2005 and 2004, the Company’s uninsured cash balances totaled $2,257 and $12,800, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

12. SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $19,686, $16,333 and $11,100 for the years ended December 31, 2005, 2004 and 2003, respectively. These sales represented 60%, 43% and 41% of total net sales for such years, respectively. For the years ended December 31, 2005, 2004 and 2003, net sales to the Company’s second largest customer amounted approximately $1,429, $7,612 and $9,300, respectively. There were no other customers representing more than 10% of net sales for the periods presented.

13. EMPLOYEE BENEFIT PLAN.

The Company has established a 401(k) defined contribution plan for its employees. Eligible employees are able to invest pre-tax contributions into selected investment funds maintained and managed by third-party investment companies. The Company makes matching contributions to the plan up to a fixed percentage of the participants’ compensation. The Company’s matching contributions totaled approximately $33, $70 and $31 for the years ended December 31, 2005, 2004 and 2003, respectively.

14. REVOLVING CREDIT FACILITY.

On December 29, 2005, the Company and its subsidiaries entered into a Credit and Security Agreement (the Credit Agreement) with Bank of America, N.A (BOA). The Credit Agreement provides for a revolving credit facility in the maximum principal amount of $10,000. Borrowings under the credit facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 1.75% based upon the ratio of TVI’s total funded debt to EBITDA (“EBITDA Ratio”).

The Credit Agreement also provides that BOA will issue or commit to issue letters of credit for the account of TVI in aggregate undrawn amounts of up to $2,000. Annual fees for letters of credit issued for the account of TVI will equal 1.25% to 1.75% of the face amount of such letters of credit based upon the EBITDA Ratio. The amount of any outstanding letters of credit issued or committed to be issued by BOA will reduce, dollar for dollar, the aggregate amount available under the credit facility. The obligations under the Credit Agreement are collateralized by a security interest in all of the personal property of TVI and its subsidiaries (the “Collateral”).

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

TVI paid a commitment fee of $25 in connection with the establishment of the credit facility. TVI must also pay a commitment fee equal to an annual rate of 0.25% or 0.30% of the unused facility, which rate is based on TVI’s EBITDA Ratio at the time such fee is due, times the amount of the unused facility.

The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on December 31, 2008. The Credit Agreement provides that advances under the credit facility can be used only for working capital purposes, to make capital expenditures and to finance permitted acquisitions. At December 31, 2005 and 2004, the Company was in compliance with all debt covenants.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

The following is a summary of operations by quarter for the years ended December 31, 2005 and 2004:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Year Ended December 31, 2005
Net sales	$8,871	$7,618	$7,042	$9,305	$32,836
Gross profit	4,709	4,019	4,022	4,708	17,458
Income before provision for income taxes	2,435	1,822	1,878	2,111	8,246
Net income	$1,534	$1,102	$1,043	$1,359	$5,038
Earnings per Common Share—basic	$0.05	$0.04	$0.03	$0.04	$0.17
Earnings per Common Share—diluted	$0.05	$0.04	$0.03	$0.04	$0.16
Year Ended December 31, 2004
Net sales	$8,593	$10,238	$9,260	$9771	$37,862
Gross profit	4,517	4,922	4,640	5,112	19,191
Income before provision for income taxes	2,602	2,746	2,259	2,702	10,309
Net income	$1,600	$1,815	$1,471	$1,556	$6,442
Earnings per Common Share—basic	$0.06	$0.06	$0.05	$0.05	$0.22
Earnings per Common Share—diluted	$0.05	$0.06	$0.05	$0.05	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings and in ensuring that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. To make this assessment, management used the criteria for effective internal control over financial reporting as described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO framework. Based on that assessment under the COSO framework, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

In conducting our evaluation of the effectiveness of the Company’s internal control over financial reporting, we have excluded our subsidiary Safety Tech International, Inc., or STI, which the Company acquired in November 2005. Refer to Note 3 of the consolidated financial statements for a discussion of the STI acquisition.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, has been audited by Stegman & Company, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Stockholders and Board of Directors

TVI Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that TVI Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Safety Tech International, Inc. (“STI”), which is included in the 2005 consolidated financial statements of the Company. Management did not assess the effectiveness of internal control over financial reporting at STI because the Company acquired STI during 2005. STI represented $3.3 million or 13% of consolidated total assets, excluding goodwill, at December 31, 2005 and $1.3 million or 4% of consolidated revenue for the year ended December 31, 2005. Refer to Note 3 to the consolidated financial statements for further discussion of the acquisition of Safety Tech. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of STI.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland

March 8, 2006

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of the Form 10-K is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Nominees for Directors” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of November 8, 2005, among TVI Corporation, TVI Sub, Inc., Safety Tech International, Inc. (“STI”) and the STI stockholders (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB for the year ended December 31, 2004)

Exhibit Number		Exhibit Description
10.2		January 31, 2003 Employment Agreement between TVI Corporation and Richard V. Priddy [(incorporated by reference to Exhibits from our Form 10-K for the fiscal year ended December 31, 2002)]

10.3		Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

10.4		Research and Development Agreement, dated as of November 8, 2005, between Safety Tech International, Inc. and Safety Tech AG (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.5		Employment Agreement, dated November 8, 2005, between Safety Tech International, Inc. and Dale E. Kline (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.6		Credit and Security Agreement dated December 29, 2005, among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC and Bank of America, N.A.

10.7		Lease dated February 16, 1998 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership).

10.7.1		First Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership).

10.7.2		Second Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership).

10.7.3		Third Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership).

10.8		Lease dated April 22, 2003 between Micronel Safety, Inc. (n/k/a Safety Tech International, Inc.) and Admar Construction, Inc.

10.8.1		Addendum No. 1 to Lease dated February 26, 2004 between Safety Tech International, Inc. and Admar Construction, Inc.

10.9		Letter Agreement dated April 3, 2002 between TVI Corporation and Fisher Scientific Company LLC.

10.9.1	*	Distributorship Agreement Addendum dated February 25, 2003 between TVI Corporation and Fisher Scientific Company LLC.

10.9.2	*	Distributor Agreement Amendment No. 2 dated as of January 1, 2005 between TVI Corporation and Fisher Scientific Company LLC.

21		Subsidiaries of the Registrant

23		Consent of Stegman & Company

31.1		Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the U.S Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2006.

TVI CORPORATION

By:	/S/ RICHARD V. PRIDDY
Richard V. Priddy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Date	Signature/Title

March 8, 2006	/s/ RICHARD V. PRIDDY
Richard V. Priddy, President, Chief Executive Officer (Principal Executive Officer) and Director

March 8, 2006	/s/ GEORGE J. ROBERTS
George J. Roberts, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 8, 2006	/s/ MARK N. HAMMOND
Mark N. Hammond, Chairman of the Board of Directors

March 8, 2006	/s/ JOSEPH J. DUFFY
Joseph J. Duffy, Director

March 8, 2006	/s/ HARLEY A. HUGHES
Harley A. Hughes, Director

March 8, 2006	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell, Director

March 6, 2006	/s/ TODD L. PARCHMAN
Todd L. Parchman, Director

March 8, 2006	/s/ CHARLES L. SAMPLE
Charles L. Sample, Director

March 8, 2006	/s/ DONALD C. YOUNT, JR.
Donald C. Yount, Jr., Director