Form 10-K/A
period 2005-12-31
TVI CORP
filed 2006-03-30
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

TVI Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 14, 2006 (the “Original Filing”), to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The amended Certifications are included herewith as Exhibits 31.1 and 31.2.

Except for the filing of the amended Certifications as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

TVI CORPORATION

By:	/S/ RICHARD V. PRIDDY
Richard V. Priddy President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002