Form 10-Q
period 2006-03-31
TVI CORP
filed 2006-05-08
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,643,853 shares of Common Stock issued and outstanding as of May 1, 2006.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED

March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 and DECEMBER 31, 2005

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,198	$2,589
Marketable securities – available for sale	4,143	4,100
Accounts receivable - trade, less allowance for doubtful accounts	5,247	8,016
Inventories, net	5,509	4,724
Deferred income taxes	325	332
Prepaid expenses and other current assets	997	984

Total current assets	19,419	20,745

PROPERTY, PLANT AND EQUIPMENT, NET	4,493	4,346

OTHER ASSETS
Goodwill	15,781	15,781
Intangible assets, net	614	618
Other	48	48

Total other assets	16,443	16,447

TOTAL ASSETS	$40,355	$41,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,008	$3,208
Accrued expenses	1,140	2,117
Income taxes payable	670	1,469

Total current liabilities	3,818	6,794
Deferred income taxes	268	255

TOTAL LIABILITIES	4,086	7,049

MINORITY INTEREST	23	22

STOCKHOLDERS’ EQUITY
Preferred stock - $1.00 par value; 1,200 shares authorized, no shares issues and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock - $0.01 par value; 98,800 shares authorized, 32,639 and 32,470 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	326	324
Additional paid in capital	24,276	23,676
Retained earnings	11,644	10,467

TOTAL STOCKHOLDERS’ EQUITY	36,246	34,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,355	$41,538

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$9,280	$8,871

COST OF SALES	4,512	4,162

GROSS PROFIT	4,768	4,709

OPERATING EXPENSES
Selling, general and administrative expenses	2,461	2,036
Research and development expenses	398	277

Total operating expenses	2,859	2,313

OPERATING INCOME	1,909	2,396

INTEREST AND OTHER INCOME, NET	48	39

INCOME BEFORE PROVISION FOR INCOME TAXES	1,957	2,435

PROVISION FOR INCOME TAXES	779	901

INCOME BEFORE MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	1,178	1,534

MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	(1)	—

NET INCOME	$1,177	$1,534

EARNINGS PER COMMON SHARE - BASIC	$0.04	$0.05

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,528	29,816

EARNINGS PER COMMON SHARE - DILUTED	$0.04	$0.05

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,000	30,801

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,177	$1,534

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188	82
Provision for doubtful accounts	15	14
Provision for deferred income taxes	20	—
Minority interest in net income of consolidated subsidiary	1	—
Stock-based compensation expense	—	31
SFAS 123 (R) compensation expense	173	—
Income tax benefit from the existence of stock options	—	264
Earnings on marketable securities reinvested	(43)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	2,754	(2,511)
Inventory	(843)	(1,025)
Prepaid expenses and other current assets	(13)	8
Income taxes payable	(799)	104
Accounts payable	(1,200)	1,087
Accrued expenses	(740)	(107)

Net cash provided by (used in) operating activities	690	(519)

INVESTING ACTIVITIES
Purchases of intangible assets	(3)	(63)
Purchases of property, plant and equipment	(270)	(229)

Net cash used in investing activities	(273)	(292)

FINANCING ACTIVITIES
Issuance of common stock	—	62
Income tax benefit from exercise of stock options	170	—
Proceeds from exercise of stock options	22	—

Net cash provided by financing activities	192	62

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	609	(749)
Cash and cash equivalents at beginning of period	2,589	13,054

Cash and cash equivalents at end of interim period	$3,198	$12,305

NON-CASH FINANCING ACTIVITIES
Common stock issued for 2005 compensation	$237	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands, except per share data)

Note 1. BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the activity of TVI Corporation and its consolidated subsidiaries (collectively referred to as “TVI”, the “Company” or “we”). TVI was incorporated under the laws of Maryland in 1977. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held company. In connection with this acquisition, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly owned subsidiary. In July 2005, TVI entered into a joint venture agreement with Dynamic Air Shelters Inc. (“Dynamic”). TVI and Dynamic established TVI Air Shelters LLC owned 90% by TVI and 10% by Dynamic. The assets, liabilities, and earnings are wholly recorded by TVI and offset by Dynamic’s minority interest. In November 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held company. As a result, STI became a wholly owned subsidiary of TVI. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2005 contained in the 2005 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2006.

Certain reclassifications have been made to previously reported amounts to conform to 2006 amounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period and related disclosure of contingent liabilities. Actual results could differ from those estimates.

Stock Based Compensation

At March 31, 2006 and as more fully described in Note 3, the Company has adopted the 1998 Incentive Stock Option Plan (the “Plan”) which provides for the award of shares of Common Stock and the grant of non-qualified and incentive stock options to directors, officers and employees.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized under the Plan in the Consolidated Statement of Income for the three months ended March 31, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three months ended March 31, 2005 have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006, are $173 and $156 lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25. Reported basic and diluted earnings per share for the three months ended March 31, 2006 were not affected by the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $170 excess tax benefits classified as a financing cash inflows on the Statement of Cash Flows for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Consequently, cash flows from operating activities and cash flows from financing activities would have been $860 and $22, respectively, if the Company had not adopted Statement 123(R), compared to reported cash flows from operating activities and cash flows from financing activities of $690 and $192, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
Net income, as reported	$1,534
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	31
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(175)

Pro forma net income	$1,390

Earnings per common share:
Basic – as reported	$0.05

Basic – pro forma	$0.05

Diluted – as reported	$0.05

Diluted – pro forma	$0.05

Note 2. BASIC AND DILUTED EARNINGS PER SHARE.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of March 31, 2006, shares attributable to 1,117 outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 3. STOCK BASED COMPENSATION.

The Company adopted the Plan which provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of Common Stock. The Plan permits the grant of options and shares for up to 10 million shares of the Company’s Common Stock.

At March 31, 2006, options to purchase up to 2,898 shares of the Company’s Common Stock remain available to be granted under the Plan. The Company believes that such awards better align the interests of employees and others with that of its stockholders. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees have a 10 year contractual term while options granted to directors and others generally have a five year term. Option awards vest upon terms determined by the Board of Directors. During the three months ended March 31, 2006, options granted under the Plan vested one-half on the first anniversary date of the grant and one-half on the second anniversary date. The Company issues new shares to satisfy its obligations related to the exercise of options.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI’s employee incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes-Merton option pricing model:

	Three Months Ended March 31,
	2006	2005
Expected volatility	58.5%	62.0%
Expected term	3.5 –5 years	6 years
Risk-free rate	4.58%	3.80%
Expected dividend yield	0.00%	0.00%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

Total compensation cost charged to income for share-based payment arrangements amounted to $173 for the three months ended March 31, 2006. The total income tax benefit recognized in income for share-based payment arrangements amounted to $17 for the three months ended March 31, 2006. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,693	$2.63
Granted	100	3.97
Exercised	(115)	(0.18)
Canceled or expired	(60)	4.15

Outstanding at March 31, 2006	1,618	$2.80	5.27	$2,108

Vested or expected to vest at March 31, 2006	1,536	$2.74	5.11	$2,091

Exercisable at March 31, 2006	1,070	$2.20	3.75	$1,995

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $2.01 and $2.76, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $439 and $695, respectively.

As of March 31, 2006, there was $550 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 0.52 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $424 and $174, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 amounted to $22 and $62, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $170 and $264 for the three months ended March 31, 2006 and 2005, respectively.

Note 4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION.

On November 8, 2005 the Company acquired by merger STI, a manufacturer of powered air respirators. The following table presents pro forma financial information for the three months ended March 31, 2005 as though the acquisition of STI took place on January 1, 2005.

Revenue	$10,996
Income before provision for income taxes	2,743
Net income	1,712

Earnings per Common Share – basic	$0.05
Earnings per Common Share – diluted	$0.05

The unaudited pro forma financial information does not include the effects of the additional acquisition consideration, if any, that may be payable to the former stockholders of STI should certain conditions be met in the Agreement and Plan of Merger, including the generation of certain income amounts by STI in the fiscal years ending June 30, 2006 and 2007 or the repayment of acquisition consideration should STI not generate minimum levels of revenue in the two years following acquisition.

The above unaudited pro forma financial information has been provided for comparative purposes only and includes certain adjustments, such as additional amortization expense for identified intangible assets and lower interest income at TVI from reduced cash on hand. The results are not intended to be indicative of the results of operations that actually would have resulted had the acquisition been completed on January 1, 2005, or of future results of operations.

Note 5. INVENTORIES, NET.

Inventories as of March 31, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$1,468	$1,570
Work in progress	696	411
Raw materials	2,996	2,357
Other	349	386

Total	$5,509	$4,724

Other inventories consist of field service, demonstration and other sales support inventory. At March 31, 2006 and December 31, 2005, inventory reserves for excess and obsolete inventories were $522 and $598, respectively.

Note 6. SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $2,558 and $5,876 for the three months ended March 31, 2006 and 2005, respectively. These sales represented 28% and 66% of total net sales for the periods then ended, respectively. For the three months ended March 31, 2006, net sales to the Company’s second largest customer amounted to approximately $1,367, or 15% of total net sales for the period. The ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net sales in either period.

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

Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; unanticipated costs or charges; the time and costs involved in the research, development, marketing and promotion for our products; the possible cancellation or non-fulfillment of existing orders or distributor commitments for our products; our ability to respond to product and other changes in the counter-terrorism, military, public safety, and first responder and first receiver communities; our ability to maintain and manage our growth; difficulties in integrating the operations, technologies and products of any businesses we may acquire; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

We are a global supplier of rapidly deployable first receiver and first responder systems for homeland security, hospitals, police and fire departments, the military and public health agencies. We design, fabricate and market products and systems both through distributors and directly to end-users and OEMs. Our shelter systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which integrate our fabric shelter structure. Many of these shelter systems employ our proprietary articulating frame. We also sell a line of powered air-purifying respirators (“PAPRs”) as well as thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, helicopter landing systems, markers and decoys. In addition, we plan to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. We are in the process of establishing the only high-capacity filter canister manufacturing facility located in the United States. Finally, in 2005, we introduced training services as part of our business and plan to pursue training services as a compliment to our core business.

The first receiver and first responder markets have increased significantly in terms of size and demand over the past few years at all levels of government. Our strategy is to grow by expanding our product offerings to capitalize on the demand of these first receiver and first responder markets, primarily within the homeland security sector. We plan to diversify our product offerings both by organic development of new products and through acquisitions. Our continuing commitment to R&D is a key component of our diversification strategy to address the operating requirements of our target markets. During the first quarter of 2006, we continued to invest significantly in R&D activities. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in R&D initiatives to ensure our continued competitiveness in the more distant future.

Our most significant expense is cost of goods sold, which consists primarily of direct labor, raw materials and manufacturing overhead costs incurred in the manufacture of our products. At the end of 2005, we entered into a $10.0 million revolving credit facility with Bank of America, N.A. As of March 31, 2006 we had not drawn down any funds from the facility. Cash and cash equivalents as of March 31, 2006 were $3.2 million. In addition, investment in marketable securities as of March 31, 2006 was $4.1 million. We intend to use additional cash and issue shares of our Common Stock to implement our growth strategy.

Results of Operations for the Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales increased $409, or 5%, to $9,280 for the first quarter of 2006, from $8,871 for the first quarter of 2005. The increase is primarily attributable to the first full quarter of sales contributed by STI.

Gross Profit:

Gross profit increased $59, or 1%, to $4,768 for the first quarter of 2006, compared with $4,709 for the first quarter of 2005. Gross margin as a percentage of sales was 51.4% for the first quarter of 2006 compared with 53.1% for the first quarter of 2005. The decrease in the gross margin percentage is predominately related to a change in product mix.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $2,461 for the first quarter of 2006, an increase of $425, or 21%, compared with $2,036 for the first quarter of 2005. The increase is primarily attributable to the first full quarter of STI expenses, and the $173 of expense incurred in connection with the adoption of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) effective as of January 1, 2006 (see “Critical Accounting Policies and Estimates” below).

Research and Development:

Research and development (“R&D”) expense was $398 for the first quarter of 2006, an increase of $121, or 44%, compared with $277 for the first quarter of 2005. The increase is primarily attributable to first full quarter of STI expenses.

Operating Income:

Operating income decreased by $487, or 20%, to $1,909 for the first quarter of 2006, from $2,396 for the first quarter of 2005. Operating income as a percent of net sales decreased to 21% for the first quarter of 2006, from 27% for the first quarter of 2005 due to a change in product mix and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate (“EFT”) for the first quarter of 2006 was 39.8%, compared with 37.0% for the first quarter of 2005. The increase in the EFT is primarily attributable to the charge of $173 resulting from our adoption of SFAS 123(R), most of which was non-deductible.

Net Income:

Net income decreased $357, or 23%, to $1,177 for the first quarter of 2006, compared with $1,534 for the first quarter of 2005, reflecting the decline in gross profit, increase in operating expenses and increase in the EFT. Earnings per diluted share were $0.04 for the first quarter of 2006, compared with $0.05 for the first quarter of 2005.

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

Internal cash generation, together with currently available cash and investments and an ability to access credit lines if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that we would need to accommodate a higher level of business activity. We are actively seeking to expand by acquisitions as well as through organic growth of our business. While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing based, among other things, on our earnings performance and current financial position.

As of March 31, 2006 working capital was $15,601, up from the $13,951 million at December 31, 2005. Cash and cash equivalents and marketable securities available for sale as of March 31, 2006 totaled $7,341, an increase of 10% from December 31, 2005. Working capital changes are primarily attributable to the decrease in accounts receivable, offset by an increase in inventory and decreases in accounts payable and accrued expenses. Under our cash management program, we may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities and other investment grade securities.

Accounts receivable as of March 31, 2006 were $5,247, a decrease of 35% from December 31, 2005. Days-sales outstanding, or DSO, as of March 31, 2006 was 51 compared to 69 days as of December 31, 2005. The decrease in accounts receivable and DSO is primarily attributable to outstanding receivables as of December 31, 2005 related to Katrina hurricane support that were collected within the first 45 days of 2006.

Inventory as of March 31, 2006 was $5,509, an increase of 17% from December 31, 2005. Annualized inventory turnover was 4.4 times at March 31, 2006 compared to 4.7 times at December 31, 2005. The increase in inventory and the decrease in inventory turnover are primarily attributable to raw materials additions to address then-anticipated changes in product mix for expected orders.

Current liabilities as of March 31, 2006 were $3,818, a decrease of 44% from December 31, 2005. This decrease was attributable to payments of 2005 liabilities.

Cash flow provided by operating activities was $690 for the first quarter of 2006, compared to cash used by operating activities of $519 for the first quarter of 2005. Cash used in investing activities totaled $273 for the first quarter of 2006 and $292 for the first quarter of 2005, primarily for the purchase of new information technology equipment and construction of the filter plant, respectively. Cash provided by financing activities totaled $192 primarily from the tax benefit from the exercise of stock options.

In connection with the acquisition of STI, additional earnout consideration may be payable should certain conditions be met by STI and its stockholders, including the generation of certain income amounts by STI in the fiscal years ending June 30, 2006 and 2007. The maximum amount of earnout payments would be $5,500, payable 50% in cash and 50% in the form of restricted Common Stock.

In December 2005, TVI and its three subsidiaries entered into a Credit and Security Agreement and related agreements (the “Credit Agreement”) with Bank of America, N.A. (“Bank”). The Credit Agreement provides for a revolving credit facility (“Credit Facility”) in the maximum principal amount of $10,000. Borrowings under the Credit Facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 1.75% based upon the ratio of TVI’s total funded debt to EBITDA (the “EBITDA Ratio”). The Credit Agreement also provides that the Bank will issue or commit to issue letters of credit for our account in aggregate undrawn amounts of up to $2,000. Annual fees for letters of credit issued for our account will equal 1.25% to 1.75% of the face amount of such letters of credit based upon the EBITDA Ratio. The amount of any outstanding letters of credit issued or committed to be issued by the Bank will reduce, dollar for dollar, the aggregate amount available under the Credit Facility. We must also pay a commitment fee equal to an annual rate of 0.25% or 0.30% of the unused facility, which rate is based on our EBITDA Ratio at the time such fee is due, times the amount of the unused facility. The obligations under the Credit Agreement are secured by a security interest in all of the personal property of TVI and its subsidiaries.

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

As of May 1, 2006, TVI had not requested any advances under the Credit Facility and had not requested any commitments from the Bank to issue letters of credit. The Credit Agreement provides that advances under the Credit Facility can be used only for working capital purposes, to make capital expenditures and to finance certain permitted acquisitions. We entered into the Credit Facility to provide an alternative source of liquidity, if needed, which may include being a source of capital for strategic acquisitions of complementary businesses or assets. We believe that the cash balance as of May 1, 2006 along with anticipated internally generated funds and the available Credit Facility will be sufficient to meet our expected cash requirements for at least the next twelve months.

We believe that we have adequate production equipment to support our current level of operations. Our spending on plant and equipment in 2006 was minimal; however, we still plan to invest in our new filter canister manufacturing line and other product expansion initiatives. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. We currently intend to purchase any such equipment from operating funds.

Critical Accounting Policies and Estimates

Note 2 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2005 describes the significant accounting policies used in the preparation of the Company’s financial statements. Effective January 1, 2006, the Company adopted SFAS 123(R) as more fully described below.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period and related disclosure of contingent liabilities. Actual results could differ from those estimates.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for the 1998 Incentive Stock Option Plan (the “Plan”) under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized in the Consolidated Statement of Income for the first quarter of 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the first quarter of 2005 have not been restated.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We had no variable rate debt outstanding as of March 31, 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

Seattle Tarp Co., Inc. (“Seattle Tarp”) has filed an arbitration claim (“Arbritration Case”) in Seattle, Washington with the American Arbitration Association (Case No. 75-181-Y-00070-05 JISI) against TVI’s wholly-owned subsidiary CAPA and, by motion to include as an additional party, TVI. Seattle Tarp alleges that TVI’s hiring of a former Seattle Tarp employee resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information. We do not believe that there is merit to the claim asserted by Seattle Tarp and are vigorously defending the matter. Due to the early stage of this matter and the character of the claimed damages, we cannot currently estimate the outcome of this matter. In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against an employee of TVI, a former Seattle Tarp employee, alleging that the employee breached the terms of an agreement with his former employer, Seattle Tarp, by accepting employment with TVI. The employee has filed a petition (“Civil Action”) in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp has filed counterclaims alleging that in connection with his employment at TVI, the employee is engaging in the unauthorized use of confidential information. Seattle Tarp is seeking damages under various theories of liability. The employee is vigorously pursuing the matter, and TVI is currently bearing the employee’s litigation expenses. We have agreed to consolidate the Arbitration Case and Civil Action in a single proceeding to be resolved as the Arbitration Case in Seattle, Washington with the American Arbitration Association.

We are, from time to time, a party to disputes arising from normal business activities including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 1A. Risk Factors.

There has been no material change to the risk factors required to be disclosed by us in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: May 3, 2006	/s/ Richard V. Priddy
Richard V. Priddy
President and Chief Executive Officer

Date: May 3, 2006	/s/ George J. Roberts
George J. Roberts
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.