Form 10-Q
period 2006-06-30
TVI CORP
filed 2006-08-08
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,690,188 shares of Common Stock issued and outstanding as of August 1, 2006.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED

June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 and DECEMBER 31, 2005

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,926	$2,589
Marketable securities – available for sale	3,676	4,100
Accounts receivable - trade, less allowance for doubtful accounts	5,981	8,016
Inventories, net	6,133	4,724
Deferred income taxes	332	332
Income taxes receivable	63	—
Prepaid expenses and other current assets	659	984

Total current assets	18,770	20,745

PROPERTY, PLANT AND EQUIPMENT, NET	4,798	4,346

OTHER ASSETS
Goodwill	15,602	15,781
Intangible assets, net	510	618
Other	48	48

Total other assets	16,160	16,447

TOTAL ASSETS	$39,728	$41,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,790	$3,208
Accrued expenses	837	2,117
Income taxes payable	—	1,469

Total current liabilities	2,627	6,794
Deferred income taxes	268	255

TOTAL LIABILITIES	2,895	7,049

MINORITY INTEREST	17	22

STOCKHOLDERS’ EQUITY
Preferred stock - $1.00 par value; 1,200 shares authorized, no shares issues and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock - $0.01 par value; 98,800 shares authorized, 32,685 and 32,470 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	327	324
Additional paid in capital	24,612	23,676
Retained earnings	11,877	10,467

TOTAL STOCKHOLDERS’ EQUITY	36,816	34,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,728	$41,538

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$7,288	$7,618
COST OF SALES	3,510	3,599

GROSS PROFIT	3,778	4,019

OPERATING EXPENSES
Selling, general and administrative expenses	2,988	2,003
Research and development expenses	484	287

Total operating expenses	3,472	2,290

OPERATING INCOME	306	1,729
INTEREST AND OTHER INCOME, NET	64	93

INCOME BEFORE PROVISION FOR INCOME TAXES	370	1,822
PROVISION FOR INCOME TAXES	147	720

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	223	1,102
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	5	—

NET INCOME	$228	$1,102

EARNINGS PER COMMON SHARE – BASIC	$0.01	$0.04

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,660	30,138

EARNINGS PER COMMON SHARE – DILUTED	$0.01	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,057	31,517

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$16,568	$16,489
COST OF SALES	8,022	7,761

GROSS PROFIT	8,546	8,728

OPERATING EXPENSES
Selling, general and administrative expenses	5,449	4,039
Research and development expenses	882	564

Total operating expenses	6,331	4,603

OPERATING INCOME	2,215	4,125
INTEREST AND OTHER INCOME, NET	112	132

INCOME BEFORE PROVISION FOR INCOME TAXES	2,327	4,257
PROVISION FOR INCOME TAXES	926	1,621

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	1,401	2,636
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	4	—

NET INCOME	$1,405	$2,636

EARNINGS PER COMMON SHARE – BASIC	$0.04	$0.09

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,594	29,891

EARNINGS PER COMMON SHARE – DILUTED	$0.04	$0.08

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,029	31,311

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,405	$2,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	506	317
Gain on disposal of assets	(5)	—
Write-off of prepaid acquisition costs	143	—
Provision for doubtful accounts	15	19
Provision for deferred income taxes	13	107
Minority interest in net loss of consolidated subsidiary	(4)	—
Stock-based compensation expense	56	59
SFAS 123 (R) compensation expense	353	—
Income tax benefit from exercise of stock options	—	65
Earnings on marketable securities reinvested	(76)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	2,020	642
Inventory	(1,548)	(1,368)
Prepaid expenses and other current assets	287	(176)
Income taxes	(1,532)	173
Accounts payable	(1,239)	129
Accrued expenses	(1,043)	146

Net cash provided by (used in) operating activities	(649)	2,749

INVESTING ACTIVITIES
Purchases of intangible assets	(4)	(91)
Purchases of marketable securities	—	(2,002)
Sales of marketable securities	500	—
Proceeds from disposal of vehicle	12	—
Purchases of property, plant and equipment	(714)	(613)

Net cash used in investing activities	(206)	(2,706)

FINANCING ACTIVITIES
Issuance of common stock	—	117
Income tax benefit from exercise of stock options	170	—
Proceeds from exercise of stock options	22	—

Net cash provided by financing activities	192	117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(663)	160
Cash and cash equivalents at beginning of period	2,589	13,054

Cash and cash equivalents at end of period	$1,926	$13,214

NON-CASH FINANCING ACTIVITIES
Common stock issued for 2005 compensation	$237	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands, except per share data)

Note 1. BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the activity of TVI Corporation and its consolidated subsidiaries (collectively referred to as “TVI”, the “Company” or “we”). TVI was incorporated under the laws of Maryland in 1977. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held company. In connection with this acquisition, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly owned subsidiary. In July 2005, TVI entered into a joint venture agreement with Dynamic Air Shelters Inc. (“Dynamic”). TVI and Dynamic established TVI Air Shelters LLC, owned 90% by TVI and 10% by Dynamic. The assets, liabilities, and earnings are wholly recorded by TVI and offset by Dynamic’s minority interest. In November 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held company. As a result, STI became a wholly owned subsidiary of TVI. All material intercompany transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”). Footnotes that would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2005 contained in the 2005 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2006.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all liquid investments with initial maturities of approximately 90 days or less to be cash equivalents. The carrying value of the cash equivalents approximates their estimated fair value.

Stock Based Compensation

As more fully described in Note 3, the Company has adopted the 1998 Incentive Stock Option Plan (the “Plan”) which provides for the award of shares of Common Stock and the grant of non-qualified and incentive stock options to directors, officers and employees.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized under the Plan in the Consolidated Statement of Income for the three or six months ended June 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and six months ended June 30, 2005 have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended June 30, 2006, are $180 and $174 lower, respectively, and for the six months ended June 30, 2006, are $353 and $330 lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25. Reported basic and diluted earnings per share for the three months ended June 30, 2006 were not affected by the adoption of SFAS 123(R). The Company’s basic and diluted earnings per share for the six months ended June 30, 2006 are $0.01 lower than if it had continued to account for share based compensation under Opinion No. 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $170 excess tax benefits classified as a financing cash inflow on the Statement of Cash Flows for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Consequently, cash flows used in operating activities would have been $479 and cash flows provided by financing activities would have been $22 if the Company had not adopted Statement 123(R), compared to reported cash flows used in operating activities of $649 and cash flows provided by financing activities of $192.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,102	$2,636
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	5	36
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(323)	(498)

Pro forma net income	$784	$2,174

Earnings per common share:
Basic – as reported	$0.04	$0.09

Basic – pro forma	$0.03	$0.07

Diluted – as reported	$0.04	$0.08

Diluted – pro forma	$0.03	$0.07

Note 2. BASIC AND DILUTED EARNINGS PER SHARE.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of June 30, 2006, shares attributable to 1,265 outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 3. STOCK BASED COMPENSATION.

The Company has adopted the Plan which provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of Common Stock. The Plan permits the grant of options and shares for up to 10 million shares of the Company’s Common Stock.

At June 30, 2006, options to purchase up to 2,854 shares of the Company’s Common Stock remain available to be granted under the Plan. The Company believes that such awards better align the interests of employees and others with that of its stockholders. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees have a 10 year contractual term while options granted to directors and others generally have a five year term. Option awards vest upon terms determined by the Board of Directors. During the three months ended March 31, 2006, options granted under the Plan vested one-half on the first anniversary date of the grant and one-half on the second anniversary date. During the three months ended June 30, 2006, options granted under the Plan vested one-third on the first anniversary date of the grant, one third on the second anniversary date of the grant and one-third on the third anniversary date of the grant. The Company issues new shares to satisfy its obligations related to the exercise of options.

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

	Six Months Ended June 30,
	2006	2005
Expected volatility	41.1% - 58.5%	61.8% - 64.2%
Expected term	3.5 – 5 years	3.5 – 6 years
Risk-free rate	4.58% - 5.14%	4.00% - 4.22%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to $180 and $353 for the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $6 and $23 for the three and six months ended June 30, 2006, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,693	$2.63
Granted	150	3.85
Exercised	(115)	(0.18)
Canceled or expired	(66)	(4.10)

Outstanding at June 30, 2006	1,662	$2.82	5.09	$1,709

Vested or expected to vest at June 30, 2006	1,574	$2.76	4.93	$1,701

Exercisable at June 30, 2006	1,079	$2.21	3.56	$1,656

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $1.97 and $2.73, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $439 and $723, respectively.

As of June 30, 2006, there was $425 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $655 and $377, respectively.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 amounted to $22 and $109, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $170 and $65 for the six months ended June 30, 2006 and 2005, respectively.

Note 4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION.

On November 8, 2005 the Company acquired by merger STI, a manufacturer of powered air respirators and related products. The following table presents pro forma financial information for the three and six months ended June 30, 2005 as though the acquisition of STI took place on January 1, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$8,518	$19,514
Income before provision for income taxes	1,674	4,417
Net income	1,015	2,728

Earnings per Common Share – basic	$0.03	$0.08
Earnings per Common Share – diluted	$0.03	$0.08

The unaudited pro forma financial information does not include the effects of the additional acquisition consideration, if any, that may be payable to the former stockholders of STI should certain conditions be met in the Agreement and Plan of Merger, including the generation of certain income amounts by STI in the fiscal year ending June 30, 2006 and 2007 or the repayment of acquisition consideration should STI not generate minimum levels of revenue in the two years following acquisition. No earnout payments were payable by TVI to STI’s former stockholders nor was any repayment of acquisition consideration required by STI’s former stockholders to TVI as of June 30, 2006.

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

Note 5. INVENTORIES, NET.

Inventories as of June 30, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$1,886	$1,570
Work in progress	975	411
Raw materials	2,539	2,357
Other	733	386

Total	$6,133	$4,724

Other inventories consist of field service, demonstration and other sales support inventory. At June 30, 2006 and December 31, 2005, inventory reserves for excess and obsolete inventories were $474 and $598, respectively.

Note 6. SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $3,499 and $11,648 for the six-months ended June 30, 2006 and 2005, respectively. These sales represented 21% and 71% of total net sales for the periods then ended, respectively. For the six months ended June 30, 2006, net sales to the Company’s second largest customer amounted to approximately $2,558, or 15% of total net sales for the period. The ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net sales in either period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING THE USE OF FORWARD-LOOKING

STATEMENTS CONCERNING OUR BUSINESS

The following section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Report contain “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, which are based on management’s expectations, estimates, projections and assumptions. These statements may be identified by the use of forward-looking words or phrases such as “should”, “believes”, “expects”, “might result”, “anticipates”, “projects”, “estimates” and others. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance, as actual results could differ materially from our current expectations.

Such risks and uncertainties include achieving order and sales levels to fulfill revenue expectations; unanticipated costs or charges; the time and costs involved in the research, development, marketing and promotion for our products; the possible cancellation or non-fulfillment of existing orders or distributor commitments for our products; our ability to respond to customer needs and other changes in the counter-terrorism, military, public safety, and first responder and first receiver communities; our ability to maintain and manage our growth; difficulties in integrating the operations, technologies and products of any businesses we may acquire; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this Report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

We are a global supplier of rapidly deployable first receiver and first responder systems for homeland security, hospitals, police and fire departments, the military and public health agencies. We design, fabricate and market products and systems both through distributors and directly to end-users and original equipment manufacturers (“OEMs”). Our shelter systems include chemical and biological decontamination systems, hospital surge capacity systems, and infection control systems, all of which integrate our fabric shelter structure. Many of these shelter systems employ our proprietary articulating frame. We also sell a line of powered air-purifying respirators (“PAPRs”), as well as thermal products, which include targets, Identification Friend or Foe (“IFF”) devices, helicopter landing systems, markers and decoys. In addition, we plan to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. We are in the process of establishing the only high-capacity filter canister manufacturing facility located in the United States. Finally, in 2005, we introduced training services as part of our business and plan to pursue training services as a compliment to our core business.

The first receiver and first responder markets have increased significantly in terms of size and demand over the past few years at all levels of government. Our strategy is to grow by expanding our product offerings to capitalize on the demand of these first receiver and first responder markets, primarily within the homeland security sector. We plan to diversify our product offerings both by organic development of new products and through acquisitions. Our continuing commitment to R&D is a key component of our diversification strategy to address the operating requirements of our target markets. During the second quarter of 2006, we continued to invest significantly in R&D activities. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in R&D initiatives to ensure our continued competitiveness in the more distant future.

Our most significant expense is cost of goods sold, which consists primarily of direct labor, raw materials and manufacturing overhead costs incurred in the manufacture of our products. During the second quarter of 2006, we continued to monitor our cash position. At the end of 2005, we entered into a $10.0 million revolving credit facility with Bank of America, N.A. As of June 30, 2006 we had not drawn down any funds from the facility. Cash and cash equivalents as of June 30, 2006 were $1.9 million. In addition, our investment in marketable securities as of June 30, 2006 was $3.7 million. We intend to use additional cash and issue shares of our Common Stock to implement our growth strategy.

Results of Operations for the Three Months Ended June 30, 2006 Compared With the Three Months Ended June 30, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales decreased $330, or 4.3%, to $7,288 for the second quarter of 2006, from $7,618 for the second quarter of 2005. This decrease is primarily attributable to delays in closing orders offset, in part, by a full quarter of sales contributed by STI. Much of the Company’s sales are to government agencies. The funds that these government agencies spend are typically earmarked to be spent within a defined timeframe. In the absence of a critical need for immediate spending, such as a major disaster or crisis situation, these government agencies tend to delay spending decisions until at or near the end of the timeframe. The spending deadlines for most of the funds relating to orders TVI expected to fill in the second quarter did not occur in the second quarter of 2006. Without an event that otherwise would have created the need for more immediate spending, we believe that customers lacked the urgency to spend the funds during the quarter, resulting in delays in our closing these orders.

Gross Profit:

Gross profit decreased $241, or 6.0%, to $3,778 for the second quarter of 2006, compared with $4,019 for the second quarter of 2005. Gross margin as a percentage of sales was 51.8% for the second quarter of 2006 compared with 52.8% for the second quarter of 2005. The decrease in the gross margin percentage is predominately related to a change in product mix to products with lower margins.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $2,988 for the second quarter of 2006, an increase of $985, or 49.2%, compared with $2,003 for the second quarter of 2005. The increase is primarily attributable to stock-based compensation expense incurred in connection with the adoption of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) effective as of January 1, 2006 (see “Critical Accounting Policies and Estimates” below), corporate governance expenses, the write-off of prepaid acquisition costs and a full quarter of STI’s operations.

Research and Development:

Research and development (“R&D”) expense was $484 for the second quarter of 2006, an increase of $197, or 68.6%, compared with $287 for the second quarter of 2005. The increase is primarily attributable to a full quarter of STI expenses.

Operating Income:

Operating income decreased by $1,423, or 82.3%, to $306 for the second quarter of 2006, from $1,729 for the second quarter of 2005. Operating income as a percent of net sales decreased to 4.2% for the second quarter of 2006, from 22.7% for the second quarter of 2005 due to a decrease in sales and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate (“EFT”) for the second quarter of 2006 was 39.8%, compared with 39.5% for the second quarter of 2005. The increase in the EFT is primarily attributable to the charge of $180 resulting from our adoption of SFAS 123(R), most of which was non-deductible.

Net Income:

Net income decreased $874, or 79.3%, to $228 for the second quarter of 2006, compared with $1,102 for the second quarter of 2005, reflecting the decline in gross profit, increase in operating expenses and increase in the EFT. Earnings per diluted share were $0.01 for the second quarter of 2006, compared with $0.03 for the second quarter of 2005.

Results of Operations for the Six Months Ended June 30, 2006 Compared With the Six Months Ended June 30, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales increased $79, or 0.5%, to $16,568 for the six months ended June 30, 2006, from $16,489 for the six months ended June 30, 2005. This increase is primarily attributable to a full six months of sales contributed by STI offset by delays in closing orders in the second quarter of 2006.

Gross Profit:

Gross profit decreased $182, or 2.1%, to $8,546 for the six months ended June 30, 2006, compared with $8,728 for the six months ended June 30, 2005. Gross margin as a percentage of sales was 51.6% for the second quarter of 2006 compared with 52.9% for the six months ended June 30, 2005. The decrease in the gross margin percentage is predominately related to a change in product mix to products with lower margins.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $5,449 for the six months ended June 30, 2006, an increase of $1,410, or 34.9%, compared with $4,039 for the six months ended June 30, 2005. The increase is primarily attributable to stock-based compensation expense incurred in connection with the adoption of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) effective as of January 1, 2006 (see “Critical Accounting Policies and Estimates” below), the write-off of prepaid acquisition costs, corporate governance expenses and a full six months of STI’s operations.

Research and Development:

Research and development (“R&D”) expense was $882 for the six months ended June 30, 2006, an increase of $318, or 56.4%, compared with $564 for the six months ended June 30, 2005. The increase is primarily attributable to a full six months of STI expenses.

Operating Income:

Operating income decreased by $1,910, or 46.3%, to $2,215 for the six months ended June 30, 2006, from $4,125 for the six months ended June 30, 2005. Operating income as a percent of net sales decreased to 13.4% for the six months ended June 30, 2006, from 25.0% for the second quarter of 2005 due to a decrease in sales and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate (“EFT”) for the six months ended June 30, 2006 was 39.8%, compared with 38.1% for the six months ended June 30, 2005. The increase in the EFT is primarily attributable to the charge of $353 resulting from our adoption of SFAS 123(R), most of which was non-deductible.

Net Income:

Net income decreased $1,231, or 46.7%, to $1,405 for the six months ended June 30, 2006, compared with $2,636 for the six months ended June 30, 2005, reflecting the decreased in gross profit, increase in operating expenses and increase in the EFT. Earnings per diluted share were $0.04 for the six months ended June 30, 2006, compared with $0.08 for the six months ended June 30, 2005.

Liquidity and Capital Resources

(dollars in thousands, except per share data)

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

Internal cash generation, together with currently available cash and investments and an ability to access credit lines if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that we would need to accommodate a higher level of business activity. We are actively seeking to expand by acquisitions as well as through organic growth of our business. While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing based, among other things, on our historical financial results and current financial position, although we cannot assure you that this will be the case.

As of June 30, 2006, working capital was $16,143, up from $13,951 at December 31, 2005. Cash and cash equivalents and marketable securities available for sale as of June 30, 2006 totaled $5,602, a decrease of 16.3% from December 31, 2005. Working capital changes are primarily attributable to the decrease in accounts receivable, offset by an increase in inventory and decreases in accounts payable and accrued expenses. Under our cash management program, we may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities and other investment grade securities.

Accounts receivable as of June 30, 2006 were $5,981, a decrease of 25.4% from December 31, 2005. Days-sales outstanding, or DSO, was 69 days as of June 30, 2006 and December 31, 2005. The decrease in accounts receivable is primarily attributable to lower sales during the second quarter of 2006 and outstanding receivables as of December 31, 2005 related to Katrina hurricane support that were collected within the first 45 days of 2006.

Inventory as of June 30, 2006 was $6,133, an increase of 29.8% from December 31, 2005. Annualized inventory turnover was 2.9 times at June 30, 2006, compared to 4.7 times at December 31, 2005. The increase in inventory and decrease in inventory turnover are primarily attributable to raw materials additions to address changes in product mix for expected orders, an increase in work in progress and finished goods associated with anticipated new orders and an increase in demonstration inventory for sales support activities of new product systems.

Current liabilities as of June 30, 2006 were $2,627, a decrease of 61.3% from December 31, 2005. This decrease was attributable to payments of 2005 liabilities.

Cash flow used in operating activities was $649 for the six months ended June 30, 2006, compared to cash provided by operating activities of $2,749 for the six months ended June 30, 2005. Cash used in investing activities totaled $206 for the six months ended June 30, 2006, primarily for the purchase of engineering lab equipment and construction of the filter plant, offset by the sale of marketable securities, compared with $2,706 for the six months ended June 30, 2005 primarily for the purchase of marketable securities and construction of the filter plant. Cash provided by financing activities for the six months ended June 30, 2006 totaled $192, primarily from the tax benefit from the exercise of stock options, compared with $117 for the six months ended June 30, 2005 from the issuance of common stock.

In connection with the acquisition of STI, additional earnout consideration may be payable should certain conditions be met by STI and its stockholders, including the generation of certain income amounts by STI in the fiscal year ending June 30, 2007. The maximum amount of earnout payments would be $5,500, payable 50% in cash and 50% in restricted Common Stock. No earnout payments were payable as of June 30, 2006.

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

As of June 30, 2006, TVI had not requested any advances under the Credit Facility and had not requested any commitments from the Bank to issue letters of credit. The Credit Agreement provides that advances under the Credit Facility can be used only for working capital purposes, to make capital expenditures and to finance certain permitted acquisitions. We entered into the Credit Facility to provide an alternative source of liquidity, if needed, which may include being a source of capital for strategic acquisitions of complementary businesses or assets. We believe that the cash balance as of June 30, 2006 along with anticipated internally generated funds and the available Credit Facility will be sufficient to meet our expected cash requirements for at least the next twelve months.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for the 1998 Incentive Stock Option Plan (the “Plan”) under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized in the Consolidated Statement of Income for the second quarter of 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the second quarter of 2005 have not been restated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no variable rate debt outstanding as of June 30, 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

Seattle Tarp Co., Inc. (“Seattle Tarp”) has filed a claim (“Arbritration Case”) in arbitration in Seattle, Washington with the American Arbitration Association (Case No. 75-181-Y-00070-05 JISI) against TVI and its wholly-owned subsidiary CAPA. Seattle Tarp alleges that TVI’s and CAPA’s hiring of a former Seattle Tarp employee (“Former STC Employee”) resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information. We do not believe that there is any merit to the claim asserted by Seattle Tarp and are vigorously defending the matter. Due to the early stage of this matter and the character of the damages, we cannot currently estimate the outcome of this matter. In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against an employee of TVI, the Former STC Employee, alleging that the employee breached the terms of an agreement intended to protect his former employer, Seattle Tarp, by accepting employment with TVI. The employee has filed a petition (“Civil Action”) in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp has filed counterclaims alleging that in connection with his employment at TVI the employee is engaging in the unauthorized use of confidential information. Seattle Tarp is seeking damages under various theories of liability. The employee is vigorously pursuing the matter, and TVI is currently bearing the employee’s litigation expenses. We have agreed to consolidate the Arbitration Case and Civil Action in a single proceeding to be resolved as the Arbitration Case in Seattle, Washington with the American Arbitration Association.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 1A. Risk Factors.

There has been no material change to the risk factors required to be disclosed by us in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 15, 2006, TVI held its 2006 Annual Meeting of Stockholders. Out of a total of 32,643,853 shares of common stock of the Company issued and outstanding and entitled to vote at such Meeting, the holders of 27,302,419 shares, or approximately 83.6%, were present either in person or by proxy, thus constituting a quorum. The following is a record of the votes cast as to the two proposals presented for a vote:

Proposal One - Election of Class B Directors. The Amended and Restated By-Laws of the Company (“By-Laws”) provide that the Company’s business shall be managed under the direction of a Board of Directors (“Board”), with the number of directors to be 10 members, unless and until otherwise determined by resolution of the Board. The Board fixed the number of directors to be elected at the Annual Meeting at seven. The Board nominated for election to the Board as Class B Directors the two individuals named below.

Nominee	For	Withheld
Mark N. Hammond	25,476,075(93.3%)	1,826,344(6.7%)
Donald C. Yount	27,053,203(99.1%)	249,216(0.9%)

Accordingly, the proposal to elect Messrs. Hammond and Yount as Class B Directors, having received a favorable vote of a plurality of the votes cast, was declared to be duly approved by the stockholders of the Company. Directors continuing in office are Matthew M. O’Connell (Class A), Todd L. Parchman (Class A), Charles L. Sample (Class A), Harley A Hughes (Class C) and Richard V. Priddy (Class C). As Class B Directors, each of Messrs. Hammond and Yount serve a three year term ending at the 2009 Annual Meeting and until their successors are elected and duly qualified, or until their earlier death, resignation or removal.

Proposal Two - Ratification of Independent Accountants. Upon recommendation of the Audit Committee, the Board appointed Stegman & Company to serve as the Company’s independent accountants for its year ending December 31, 2006. The Board sought ratification of this appointment.

For	Against	Withheld
26,617,058 (97.5%)	637,028(2.3%)	48,333(0.2%)

Accordingly, the proposal to ratify the appointment of Stegman & Company to serve as the Company’s independent accountants for its year ending December 31, 2006, having received a favorable vote of at least a majority of the votes cast, was declared to be duly approved by the stockholders of the Company.

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

TVI CORPORATION
(Registrant)

Date: August 7, 2006	/s/ Richard V. Priddy
Richard V. Priddy
President and Chief Executive Officer

Date: August 7, 2006	/s/ George J. Roberts

George J. Roberts
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.