Form 10-Q
period 2006-09-30
TVI CORP
filed 2006-11-07
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,690,188 shares of Common Stock issued and outstanding as of October 31, 2006.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED

September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 and DECEMBER 31, 2005

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,649	$2,589
Marketable securities – available for sale	3,204	4,100
Accounts receivable - trade, less allowance for doubtful accounts	8,512	8,016
Inventories, net	6,212	4,724
Deferred income taxes	329	332
Prepaid expenses and other current assets	801	984

Total current assets	20,707	20,745

PROPERTY, PLANT AND EQUIPMENT, NET	5,039	4,346

OTHER ASSETS
Goodwill	15,602	15,781
Intangible assets, net	201	618
Other	48	48

Total other assets	15,851	16,447

TOTAL ASSETS	$41,597	$41,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,766	$3,208
Accrued expenses	1,236	2,117
Income taxes payable	356	1,469

Total current liabilities	3,358	6,794
Deferred income taxes	40	255

TOTAL LIABILITIES	3,398	7,049

MINORITY INTEREST	—	22

STOCKHOLDERS’ EQUITY
Preferred stock - $1.00 par value; 1,200 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock - $0.01 par value; 98,800 shares authorized, 32,685 and 32,470 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	327	324
Additional paid-in capital	24,745	23,676
Retained earnings	13,127	10,467

TOTAL STOCKHOLDERS’ EQUITY	38,199	34,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,597	$41,538

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$9,077	$7,042

COST OF SALES	4,325	3,020

GROSS PROFIT	4,752	4,022

OPERATING EXPENSES
Selling, general and administrative expenses	2,364	1,913
Research and development expenses	298	300

Total operating expenses	2,662	2,213

OPERATING INCOME	2,090	1,809

LOSS ON TERMINATION OF JOINT VENTURE AGREEMENT	(282)	—
INTEREST AND OTHER INCOME, NET	57	69

INCOME BEFORE PROVISION FOR INCOME TAXES	1,865	1,878

PROVISION FOR INCOME TAXES	653	835

NET INCOME	$1,212	$1,043

EARNINGS PER COMMON SHARE – BASIC	$0.04	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,624	30,254

EARNINGS PER COMMON SHARE – DILUTED	$0.04	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	32,930	31,734

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$25,645	$23,532

COST OF SALES	12,347	10,781

GROSS PROFIT	13,298	12,751

OPERATING EXPENSES
Selling, general and administrative expenses	7,813	5,952
Research and development expenses	1,180	865

Total operating expenses	8,993	6,817

OPERATING INCOME	4,305	5,934

LOSS ON TERMINATION OF JOINT VENTURE AGREEMENT	(282)	—
INTEREST AND OTHER INCOME, NET	169	201

INCOME BEFORE PROVISION FOR INCOME TAXES	4,192	6,135

PROVISION FOR INCOME TAXES	1,579	2,456

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	2,613	3,679
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	4	—

NET INCOME	$2,617	$3,679

EARNINGS PER COMMON SHARE – BASIC	$0.08	$0.12

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,604	29,935

EARNINGS PER COMMON SHARE – DILUTED	$0.08	$0.12

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	32,996	31,214

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$2,617	$3,679

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	761	482
Loss on termination of joint venture agreement	282	—
Write-off of prepaid acquisition costs	143	—
Provision for doubtful accounts	15	69
Provision (benefit) for deferred income taxes	(168)	76
Minority interest in net loss of consolidated subsidiary	(4)	—
Stock-based compensation expense	56	59
SFAS 123 (R) compensation expense	486	—
Income tax benefit from exercise of stock options	—	65
Earnings on marketable securities reinvested	(104)	(33)
Changes in operating assets and liabilities:
Accounts receivable, trade	(511)	(1,357)
Inventory	(1,735)	(1,569)
Prepaid expenses and other current assets	145	(98)
Income taxes	(1,113)	1,215
Accounts payable	(1,263)	835
Accrued expenses	(644)	(365)

Net cash provided by (used in) operating activities	(1,037)	3,058

INVESTING ACTIVITIES
Purchases of intangible assets	(8)	(421)
Purchases of marketable securities	—	(5,090)
Sales of marketable securities	1,000	—
Proceeds from disposal of vehicle	12	—
Purchases of property, plant and equipment	(1,099)	(916)

Net cash used in investing activities	(95)	(6,427)

FINANCING ACTIVITIES
Issuance of common stock	—	175
Minority interest in joint venture	—	28
Income tax benefit from exercise of stock options	170	—
Proceeds from exercise of stock options	22	—

Net cash provided by financing activities	192	203

NET DECREASE IN CASH AND CASH EQUIVALENTS	(940)	(3,166)
Cash and cash equivalents at beginning of period	2,589	13,054

Cash and cash equivalents at end of period	$1,649	$9,888

NON-CASH FINANCING ACTIVITIES
Common stock issued for 2005 compensation	$237	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands, except per share data)

Note 1. BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the activity of TVI Corporation and its consolidated subsidiaries other than Signature Special Event Services, Inc. (“SSES Inc.”), the newly formed subsidiary of TVI Corporation that acquired substantially all of the assets of Signature Special Event Services, LLC (“SSES LLC”) on October 31, 2006 as more fully described in Note 9 (collectively referred to as “TVI”, the “Company” or “we”). TVI was incorporated under the laws of Maryland in 1977. In April 2004, TVI acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held company. In connection with this acquisition, the Company established CAPA Manufacturing Corp. (“CAPA”) as its wholly owned subsidiary. In July 2005, TVI entered into a joint venture agreement with Dynamic Air Shelters Inc. (“Dynamic”). TVI and Dynamic established TVI Air Shelters LLC (“Air Shelters”) owned 90% by TVI and 10% by Dynamic. In September 2006, TVI and Dynamic agreed to terminate the joint venture and, in connection with the agreement, TVI became 100% owner of Air Shelters. Prior to termination of the agreement, the assets, liabilities, and earnings were wholly recorded by TVI and offset by Dynamic’s minority interest. In November 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held company. As a result, STI became a wholly owned subsidiary of TVI. All material intercompany transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosure of contingent liabilities. Actual results could differ from those estimates.

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

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized under the Plan in the Consolidated Statement of Income for the three or nine months ended September 30, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and nine months ended September 30, 2005 have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended September 30, 2006, are $133 and $127 lower, respectively, and for the nine months ended September 30, 2006, are $486 and $463 lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25. Reported basic and diluted earnings per share for the three months ended September 30, 2006 were not affected by the adoption of SFAS 123(R). The Company’s basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.01 lower than if it had continued to account for share based compensation under Opinion No. 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $170 excess tax benefits classified as a financing cash inflow on the Statement of Cash Flows for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Consequently, cash flows used in operating activities would have been $867 and cash flows provided by financing activities would have been $22 if the Company had not adopted Statement 123(R), compared to reported cash flows used in operating activities of $1,037 and cash flows provided by financing activities of $192.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,043	$3,679
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	19	55
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(218)	(716)

Pro forma net income	$844	$3,018

Earnings per common share:
Basic – as reported	$0.03	$0.12

Basic – pro forma	$0.03	$0.10

Diluted – as reported	$0.03	$0.12

Diluted – pro forma	$0.03	$0.10

Note 2. BASIC AND DILUTED EARNINGS PER SHARE.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of September 30, 2006, shares attributable to 1,573 outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

At September 30, 2006, options to purchase up to 2,751 shares of the Company’s Common Stock remain available to be granted under the Plan. The Company believes that such awards help to align the interests of employees and others with that of its stockholders. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees have a 10 year contractual term while options granted to directors and others generally have a five year term. Option awards vest upon terms determined by the Board of Directors. During the three months ended March 31, 2006, options granted under the Plan vested one-half on the first anniversary date of the grant and one-half on the third anniversary date. During the six months ended September 30, 2006, options granted under the Plan vested one-third on the first anniversary date of the grant, one third on the third anniversary date of the grant and one-third on the third anniversary date of the grant. The Company issues new shares to satisfy its obligations related to the exercise of options.

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

	Nine Months Ended September 30,
	2006	2005
Expected volatility	39.8% - 58.5%	61.8% - 68.1%
Expected term	3.5 – 5 years	3.5 – 6 years
Risk-free rate	4.58% - 5.14%	4.00% - 4.50%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to $133 and $486 for the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $6 and $23 for the three and nine months ended September 30, 2006, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,693	$2.63
Granted	417	3.00
Exercised	(116)	(0.18)
Canceled or expired	(114)	(4.24)

Outstanding at September 30, 2006	1,880	$2.74	5.48	$731

Vested or expected to vest at September 30, 2006	1,784	$2.70	5.29	$731

Exercisable at September 30, 2006	1,236	$2.37	3.62	$731

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $1.41 and $2.64, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $439 and $970, respectively.

As of September 30, 2006, there was $531 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $873 and $436, respectively.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 amounted to $22 and $164, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $170 and $65 for the nine months ended September 30, 2006 and 2005, respectively.

Note 4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION.

On November 8, 2005 the Company acquired by merger STI, a manufacturer of powered air respirators and related products. The following table presents pro forma financial information for the three and nine months ended September 30, 2005 as though the acquisition of STI took place on January 1, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$8,214	$27,728
Income before provision for income taxes	2,122	6,539
Net income	1,302	4,030

Earnings per Common Share – basic	$0.05	$0.13
Earnings per Common Share – diluted	$0.04	$0.12

The unaudited pro forma financial information does not include the effects of the additional acquisition consideration, if any, that may be payable to the former stockholders of STI should certain conditions be met in the Agreement and Plan of Merger, including the generation of certain income amounts by STI in the fiscal year ending June 30, 2006 and 2007 or the repayment of acquisition consideration should STI not generate minimum levels of revenue in the two years following acquisition. No earnout payments were payable by TVI to STI’s former stockholders nor was any repayment of acquisition consideration required by STI’s former stockholders to TVI as of September 30, 2006.

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

Note 5. INVENTORIES, NET.

Inventories as of September 30, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$1,804	$1,570
Work-in-progress	578	411
Raw materials	2,485	2,357
Other	1,345	386

Total	$6,212	$4,724

Other inventories consist of field service, demonstration and other sales support inventory. At September 30, 2006 and December 31, 2005, inventory reserves for excess and obsolete inventories were $302 and $598, respectively.

Note 6. SIGNIFICANT CUSTOMERS.

Net sales to the Company’s largest customer totaled approximately $4,269 and $15,698 for the nine-months ended September 30, 2006 and 2005, respectively. These sales represented 17% and 67% of total net sales for the periods then ended, respectively. For the nine months ended September 30, 2006, net sales to the Company’s second largest customer amounted to approximately $3,301, or 13%, of total net sales for the period. The ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net sales in either period.

Note 7. JOINT VENTURE.

In September 2006, TVI and Dynamic agreed to terminate the joint venture and, in connection with the agreement, TVI became 100% owner of TVI Air Shelters LLC. As a result, the Company recognized a loss of $282 from the impairment of the related assets.

Note 8. LETTERS OF CREDIT.

TVI has two letters of credit outstanding with Bank of America to secure purchases of inventory components. One was issued on September 29, 2006 in the amount of $55,383 and expires on November 30, 2006. The other was issued on October 10, 2006 in the amount of $63,360 and expires on January 15, 2007.

Note 9. SUBSEQUENT EVENTS.

Asset Purchase Agreement. On October 31, 2006 the Company entered into a purchase agreement to acquire substantially all of the assets of privately-held SSES LLC (the “Asset Purchase”). The aggregate consideration paid in connection with the Asset Purchase included a cash purchase price of $20 million plus a $1.75 million working capital surplus and the assumption of approximately $3.2 million of operational liabilities. TVI deposited $2.0 million of the cash purchase price into escrow to secure TVI’s indemnification rights under the purchase agreement. Since the acquisition occurred subsequent to September 30, 2006, the results of SSES Inc, the wholly-owned subsidiary of TVI through which TVI completed the Asset Purchase, are not incorporated in these interim financial statements.

Employment Agreements. In connection with the Asset Purchase, TVI entered into an employment agreement with Thomas Brown, who has served as SSES LLC’s President and Chief Executive Officer since 2003. The employment agreement has an initial term of four years at an initial annual salary of $175,000 and entitles Mr. Brown to receive payments earned under the Incentive Bonus Program described below. In addition, Mr. Brown is entitled to a non-compete payment of $62,500 per quarter over the four-year term of the agreement, payable in any combination of cash and shares of TVI common stock provided that at least 35% of each such payment is in cash. At the time of the closing of the Asset Purchase, the first installment was paid in cash of $31,250 and 13,629 shares of TVI common stock valued at $2.293 per share and the remaining fifteen installments shall be paid at the end of each three-month period after the closing of the Asset Purchase (the “Non-Compete Payments”). The Non-Compete Payments are payable by TVI only so long as Mr. Brown remains continuously employed by TVI at all times through the date of payment and will cease if Mr. Brown’s employment terminates for any reason.

In connection with the closing of the transactions contemplated by the purchase agreement, TVI also entered into four-year employment agreements with both Douglas Remsberg, who is scheduled to join TVI on or before February 1, 2007, and Dennis Remsberg, SSES Inc.’s Disaster Relief and National Sales Manager. Both are entitled to receive payments under the Incentive Bonus Program described below and each will be entitled to receive non-compete payments of $62,500 per quarter over the same term and subject to the same general terms and conditions as described above for Mr. Brown. Consequently, if all non-compete payments under the three employment agreements for Mr. Brown, Dennis Remsberg and Douglas Remsberg are paid in full, a total of approximately $2,937,500 in non-compete payments will be paid over the four-year term of such agreements.

Incentive Bonus Program. The Incentive Bonus Program (the “Program”) consists of an annual bonus based on EBITDA (the “EBITDA Bonus”), and a separate three-year bonus based on TVI’s return on invested capital related to its acquisition of SSES LLC, payable in 2010 (the “Return on Invested Capital Bonus”), and covers Mr. Brown, Douglas Remsberg and Dennis Remsberg (together, the “Participants”). Any bonus earned under the Program may be paid in any combination of cash and shares as TVI shall elect, provided that at least 35% of each payment must be in cash and each of the Participants will be entitled to receive one-third (1/3) of any bonus that becomes payable.

The Participants collectively will be eligible to receive an annual EBITDA Bonus, if any, for each of 2006, 2007, 2008 and 2009 equal to 50% of EBITDA for the acquired business for such year (or, in the case of 2006, a partial year) in excess of $3.5 million ($875,000 for the partial 2006 payment, based on results for the period from closing of the Asset Purchase through December 31, 2006). Any EBITDA Bonus will be paid within 120 days of the applicable year-end.

The Participants also will be eligible to receive a Return on Invested Capital Bonus payment in 2010 based upon the average quarterly EBIT return for the acquired business measured over a three-year performance period from January 1, 2007 through December 31, 2009 in excess of a hurdle rate. Specifically, the Participants will be entitled to receive a multiple of 6.6x of one-half (1/2) of any Excess EBIT Return (before the Participants’ EBITDA Bonus) for 2007 – 2009. Excess EBIT Return means a dollar amount obtained by multiplying the difference, if any, by which the actual 2007 – 2009 EBIT ratio exceeds a 15% EBIT hurdle ratio times total invested capital (i.e., the adjusted purchase price for SSES, as adjusted for 2007 – 2009 changes in net working capital and net fixed assets).

The Return on Invested Capital Bonus, if any, will be payable no later than April 30, 2010. If paid in whole or in part in TVI shares, such shares will vest over a two-year period following the date of issuance, conditioned upon the Participants’ continued and uninterrupted employment under their respective employment agreement (i.e., one-half (1/2) of such shares shall vest and be released to Participants on the first (1st) anniversary of the issuance thereof, and the remaining one-half (1/2) of such shares shall vest and be released to Participants on the second (2nd) anniversary of the issuance thereof). Each Participant will be entitled to receive one-third (1/3) of any Return on Invested Capital Bonus that becomes payable.

The total number of shares of TVI common stock issuable to the Participants under the Program, together with any shares issuable to the Participants under any other plan or program of TVI or SSES Inc. (including but not limited to the Finder’s Fee (described below) and Non-Compete Payments), shall not exceed 19.9% of the total number of TVI shares issued and outstanding as of the closing of the Asset Purchase.

Finder’s Fee. In connection with the Asset Purchase, the Company entered into a Finder’s Agreement and agreed to pay a $2.0 million finder’s fee to Event Services, LLC, a limited liability company wholly-owned and controlled by Douglas Remsberg. On October 31, 2006, the Company paid $1.0 million in cash and $1.0 million in TVI common stock by issuing 436,110 shares of TVI common stock valued at $2.293 per share.

Credit Agreement with Branch Banking & Trust Company (“BB&T”). On October 31, 2006, in connection with the acquisition of SSES LLC, TVI and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $10.0 million acquisition credit facility (the “Acquisition Facility,” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are additionally capped by a loan base which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets. Borrowings under $5.0 million of the Acquisition Facility (the term loan portion of the Acquisition Facility) bear interest at a rate equal to LIBOR plus 2.25%. Borrowings under the balance of the Acquisition Facility and the Revolving Facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 2.25% based upon the ratio of TVI’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters.

The Credit Agreement also provides that BB&T will issue letters of credit for the account of TVI in aggregate undrawn amounts of up to $2.0 million. Annual fees for letters of credit issued for the account of TVI will equal 1.25% to 2.25% of the face amount of such letters of credit based upon the ratio of TVI’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the property of TVI and certain of its subsidiaries.

The Credit Agreement contains customary covenants that will, among other things, limit the ability of TVI to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires TVI to maintain on a consolidated basis a ratio of Funded Debt to an EBITDA of 3.0 to 1.0 or less on a rolling 4 quarter basis.

The Credit Agreement contains customary covenants that will, among other things, limit the ability of TVI to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires TVI to maintain on a consolidated basis a ratio of Funded Debt to an EBITDA of 3.0 to 1.0 or less on a rolling 4 quarter basis.

TVI paid a total commitment fee of $43,750 in connection with the establishment of the Credit Facility, and it must pay certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the Credit Agreement. TVI must also pay a monthly fee equal to an annual rate of 0.20% to 0.35% of the unused Revolving Credit Facility, which rate is based on TVI’s consolidated Funded Debt to EBITDA ratio.

Interest is payable monthly on amounts borrowed under the Revolving Facility and the revolving portion of the Acquisition Facility (up to a maximum of $5.0 million). Principal and accrued interest under the Revolving Facility are due and payable in full on October 30, 2011. Principal and accrued interest under the revolving portion of the Acquisition Facility are due and payable in full on August 31, 2011. Borrowings under the term loan portion of the Acquisition Facility (up to a maximum of $5.0 million) shall be repaid in 24 monthly payments of principal and interest.

Also on October 31, 2006, TVI received an advance of approximately $23.5 million under the Credit Facility to pay a portion of the purchase price under the Purchase Agreement and other amounts related to the purchase transaction. After the draw, no amounts remain available under the Acquisition Facility. The Credit Agreement provides that future advances under the Revolving Credit Facility can be used only for working capital purposes.

Termination of Credit Agreement with Bank of America (“BOA”). On October 31, 2006, TVI terminated its credit and security agreement (“BOA Agreement”) with BOA and obtained a release of security interests held by BOA in connection with the facility. The BOA Credit Agreement provided for a revolving credit facility in the maximum principal amount of $10 million. TVI had not requested any advances under the BOA credit facility except for the issuance of certain letters of credit. As of October 31, 2006, two letters of credit issued by BOA remained outstanding in the combined face amount of $118,743.

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

Our strategy is to grow by expanding our product offerings to capitalize on the demand within these first receiver and first responder markets, primarily within the homeland security sector. We plan to diversify our product offerings both by organic development of new products and through acquisitions. Our continuing commitment to research and development (“R&D”) is a key component of our diversification strategy to address the operating requirements of our target markets. During the third quarter of 2006, we continued to invest significantly in R&D activities. Most of our efforts are directed toward the realization of products with near-term revenue potential, but we continue to invest in R&D initiatives to ensure our continued competitiveness in the more distant future.

Historically, our most significant expense is cost of goods sold, which consists primarily of direct labor, raw materials and manufacturing overhead costs incurred in the manufacture of our products.

On October 31, 2006, in connection with our acquisition of Signature Special Event Services, LLC (“SSES LLC”) by our wholly owned subsidiary Signature Special Event Services, Inc. (“SSES Inc”), we entered into a new Credit Facility (as defined below) with Branch Banking & Trust Company (“BB&T”), which includes a $10.0 million acquisition credit facility and a $25.0 million revolving credit facility, both of which are further capped by a loan base which is a function of defined levels of eligible accounts receivable, inventory and fixed assets. As discussed below under “-Liquidity and Capital Resources,” TVI received an advance of approximately $23.5 million under the Credit Facility to pay a portion of the purchase price for the acquisition and other amounts related to the purchase transaction. Concurrent with entering into the

BB&T facility, we terminated our $10.0 million revolving credit facility with Bank of America, N.A (“BOA”). As of September 30, 2006 we had not drawn down any funds from the BOA facility. Cash and cash equivalents as of September 30, 2006 were $1.6 million. In addition, our investment in marketable securities as of September 30, 2006 was $3.2 million. During the third quarter of 2006, we continued to monitor our cash position. We intend to continue to use cash and issue shares of our Common Stock to implement our growth strategy.

The acquisition of SSES LLC was structured as a purchase of substantially all of the assets of SSES LLC by SSES Inc. and the assumption of certain liabilities of SSES LLC by SSES Inc. Following the acquisition, the business and operations historically conducted by SSES LLC will be conducted through SSES Inc. The acquisition of SSES LLC by SSES Inc. is a significant event for TVI, adding substantial new facilities, business and personnel, and it will require substantial management time and effort to properly integrate and coordinate SSES Inc.’s operations and business practices with TVI’s. Further, we incurred new debt under our Credit Facility, which will affect our financial condition and liquidity going forward. Because of the recency of the closing of the acquisition, we do not have historical experience with the combined company and the discussion of our historical financial condition, results of operations and capital resources and liquidity contained herein does not include the operations of SSES Inc. Accordingly, the discussion in this Management’s Discussion and Analysis is not necessarily indicative of the results to be expected for subsequent periods.

Results of Operations for the Three Months Ended September 30, 2006 Compared With the Three Months Ended September 30, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales increased $2,035, or 28.9%, to $9,077 for the third quarter of 2006, from $7,042 for the third quarter of 2005. This increase is primarily attributable to sales of our command and control shelters and a full quarter of sales contributed by STI.

Gross Profit:

Gross profit increased $730, or 18.2%, to $4,752 for the third quarter of 2006, compared with $4,022 for the third quarter of 2005. Gross margin as a percentage of sales was 52.4% for the third quarter of 2006 compared with 57.1% for the third quarter of 2005. The decrease in the gross margin percentage is predominately related to the higher margins realized in 2005 on sales related to Hurricane Katrina and to a change in product mix to products with lower margins.

Selling, General and Administrative Expense:

Selling, general and administrative (“SG&A”) expense was $2,364 for the third quarter of 2006, an increase of $451, or 23.6%, compared with $1,913 for the third quarter of 2005. The increase is primarily attributable to stock-based compensation expense incurred in connection with the adoption of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) effective as of January 1, 2006 (see “Critical Accounting Policies and Estimates” below), increases in headcount and product demonstration activities, corporate governance expenses, and a full quarter of STI’s operations.

Research and Development Expense:

R&D expense was $298 for the third quarter of 2006, a decrease of $2, or 0.7%, compared with $300 for the third quarter of 2005. The increase is primarily attributable to a full quarter of STI expenses offset by the consolidation of our CAPA products and staff into STI.

Operating Income:

Operating income increased by $281, or 15.5%, to $2,090 for the third quarter of 2006, from $1,809 for the third quarter of 2005. Operating income as a percent of net sales decreased to 23.0% for the third quarter of 2006, from 25.7% for the third quarter of 2005 due a decrease in gross margin percent and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate for the third quarter of 2006 was 35.0%, compared with 44.5% for the third quarter of 2005. Our normalized effective tax rate was increased to approximately 40% after our adoption of SFAS 123(R) on January 1, 2006 due to the related stock option expense being mostly non-deductible. The effective tax rate for the 3rd quarter of 2006 was lower than normal due to changes in the treatment of certain deferred tax items. The 2005 effective tax rate was negatively impacted by an $119 IRS tax audit adjustment related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product.

Net Income:

Net income increased $169, or 16.2%, to $1,212 for the third quarter of 2006, compared with $1,043 for the third quarter of 2005, reflecting the increase in gross profit and decrease in the effective tax rate, partially offset by an increase in operating expenses and the loss resulting from the termination of our joint venture agreement with Dynamic Air Shelters. Earnings per diluted share were $0.04 for the third quarter of 2006, compared with $0.03 for the third quarter of 2005.

Results of Operations for the Nine Months Ended September 30, 2006 Compared With the Nine Months Ended September 30, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales increased $2,113, or 9.0%, to $25,645 for the nine months ended September 30, 2006, from $23,532 for the nine months ended September 30, 2005. This increase is primarily attributable to a full nine months of sales contributed by our wholly owned subsidiary Safety Tech International, Inc. (“STI”) and higher sales of our thermal products offset by lower shelter sales.

Gross Profit:

Gross profit increased $547, or 4.3%, to $13,298 for the nine months ended September 30, 2006, compared with $12,751 for the nine months ended September 30, 2005. Gross margin as a percentage of sales was 51.9% for the third quarter of 2006 compared with 54.2% for the nine months ended September 30, 2005. The decrease in the gross margin percentage is predominately related the higher margins realized in 2005 on sales related to Hurricane Katrina and a change in product mix to products with lower margins.

Selling, General and Administrative Expenses:

SG&A expense was $7,813 for the nine months ended September 30, 2006, an increase of $1,861, or 31.3%, compared with $5,952 for the nine months ended September 30, 2005. The increase is primarily attributable to stock-based compensation expense incurred in connection with the adoption of SFAS 123(R) effective as of January 1, 2006 (see “Critical Accounting Policies and Estimates” below), increases in headcount and product demonstration activities, the write-off of prepaid acquisition costs, corporate governance expenses and a full nine months of STI’s operations.

Research and Development Expenses:

R&D expense was $1,180 for the nine months ended September 30, 2006, an increase of $315, or 36.4%, compared with $865 for the nine months ended September 30, 2005. The increase is primarily attributable to a full quarter of STI expenses offset by the consolidation of the products and staff of our wholly owned subsidiary CAPA Manufacturing Corp. into STI.

Operating Income:

Operating income decreased by $1,629, or 27.5%, to $4,305 for the nine months ended September 30, 2006, from $5,934 for the nine months ended September 30, 2005. Operating income as a percent of net sales decreased to 16.8% for the nine months ended September 30, 2006, from 25.2% for the third quarter of 2005 due to a decrease in gross margin percent and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate for the nine months ended September 30, 2006 was 37.7%, compared with 40% for the nine months ended September 30, 2005. Our normalized effective tax rate was increased to approximately 40% after our adoption of SFAS 123(R) on January 1, 2006 due to the related stock option expense being mostly non-deductible. The effective tax rate for 2006 was lower than normal due to changes in the treatment of certain deferred tax items. The 2005 effective tax rate was negatively impacted by an $119 IRS tax audit adjustment related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product.

Net Income:

Net income decreased $1,062, or 28.9%, to $2,617 for the nine months ended September 30, 2006, compared with $3,679 for the nine months ended September 30, 2005, reflecting the increase in operating expenses and the loss resulting from the termination of our joint venture agreement with Dynamic Air Shelters, partially offset by the decrease in the effective tax rate. Earnings per diluted share were $0.08 for the nine months ended September 30, 2006, compared with $0.12 for the nine months ended September 30, 2005.

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

As of September 30, 2006, working capital was $17,349, up from $13,951 at December 31, 2005. Cash and cash equivalents and marketable securities available for sale as of September 30, 2006 totaled $4,853, a decrease of 27.4% from December 31, 2005. Working capital changes are primarily attributable to the increases in accounts receivable and inventory offset by decreases in accounts payable and accrued expenses. Under our cash management program, we may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities and other investment grade securities.

Accounts receivable as of September 30, 2006 were $8,512, an increase of 6.2% from December 31, 2005. Days-sales outstanding, or DSO, was 72 days as of September 30, 2006 compared to 69 days as of December 31, 2005. The increase in accounts receivable is primarily attributable to higher sales during the month of September 2006.

Inventory as of September 30, 2006 was $6,212, an increase of 31.5% from December 31, 2005. Annualized inventory turnover was 3.0 times at September 30, 2006, compared to 4.7 times at December 31, 2005. The increase in inventory and decrease in inventory turnover are primarily attributable to raw materials additions to address changes in product mix for expected orders, an increase in work in progress and finished goods associated with unfulfilled and anticipated new orders and an increase in demonstration inventory for sales support activities of new product systems.

Current liabilities as of September 30, 2006 were $3,358, a decrease of 50.6% from December 31, 2005. This decrease was attributable to payments of 2005 liabilities and the reduction in our accounts payable aging.

Cash used in operating activities was $1,037 for the nine months ended September 30, 2006, compared to cash provided by operating activities of $3,058 for the nine months ended September 30, 2005. Cash used in investing activities totaled $95 for the nine months ended September 30, 2006, primarily for the purchase of engineering lab equipment and construction of the filter plant, offset by the sale of marketable securities, compared with $6,427 for the nine months ended September 30, 2005 primarily for the purchase of marketable securities and construction of the filter plant. Cash provided by financing activities for the nine months ended September 30, 2006 totaled $192, primarily from the tax benefit from the exercise of stock options, compared with $203 for the nine months ended September 30, 2005 from the issuance of common stock.

In connection with the acquisition of STI, additional earnout consideration may be payable should certain conditions be met by STI and its stockholders, including the generation of certain income amounts by STI in the fiscal year ending September 30, 2007. The maximum amount of earnout payments would be $5,500, payable 50% in cash and 50% in restricted Common Stock. No earnout payments were payable as of June 30, 2006.

Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with the acquisition of SSES LLC, TVI and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $10.0 million acquisition credit facility (the “Acquisition Facility,” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are additionally capped by a loan base which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets. Borrowings under $5.0 million of the Acquisition Facility (the term loan portion of the Acquisition Facility) bear interest at a rate equal to LIBOR plus 2.25%. Borrowing under the balance of the Acquisition Facility and the Revolving Facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 2.25% based upon the ratio of TVI’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters.

The Credit Agreement also provides that BB&T will issue letters of credit for the account of TVI in aggregate undrawn amounts of up to $2.0 million. Annual fees for letters of credit issued for the account of TVI will equal 1.25% to 2.25% of the face amount of such letters of credit based upon the ratio of TVI’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries

The Credit Agreement contains customary covenants that will, among other things, limit the ability of TVI to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires TVI to maintain on a consolidated basis a ratio of Funded Debt to an EBITDA of 3.0 to 1.0 or less on a rolling four (4) quarter basis.

The Credit Agreement contains customary covenants that will, among other things, limit the ability of TVI to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires TVI to maintain on a consolidated basis a ratio of Funded Debt to an EBITDA of 3.0 to 1.0 or less on a rolling four (4) quarter basis.

TVI paid a total commitment fee of $43,750 in connection with the establishment of the Credit Facility, and it must pay certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the Credit Agreement. TVI must also pay a monthly fee equal to an annual rate of 0.20% to 0.35% of the unused Revolving Credit Facility, which rate is based on TVI’s consolidated Funded Debt to EBITDA ratio.

Interest is payable monthly on amounts borrowed under the Revolving Facility and the revolving portion of the Acquisition Facility (up to a maximum of $5.0 million) with principal and accrued interest due and payable in full on September 30, 2011. Borrowings under the term loan portion of the Acquisition Facility (up to a maximum of $5.0 million) shall be repaid in 24 monthly payments of principal and interest. The Acquisition Facility will terminate and all amounts owing thereunder will be due and payable on August 31, 2011.

Also on October 31, 2006, TVI received an advance of approximately $23.5 million under the Credit Facility to pay a portion of the purchase price for SSES LLC under the purchase agreement and other amounts related to the purchase transaction. After the draw, no amounts remain available under the Acquisition Facility. The Credit Agreement provides that future advances under the Revolving Credit Facility can be used only for working capital purposes.

Termination of Credit and Security Agreement with Bank of America, N.A. On October 31, 2006, TVI terminated its Credit and Security Agreement with BOA and obtained a release of security interests held by BOA in connection with the facility. The Credit Agreement provided for a revolving credit facility in the maximum principal amount of $10 million.

TVI had not requested any advances under the BOA credit facility except for the issuance of certain letters of credit. As of October 31, 2006, two letters of credit issued by BOA remained outstanding in the combined face amount of $118,743.

We believe that we have adequate production equipment to support our current level of operations. Our spending on plant and equipment for the nine months ended September 30, 2006 was minimal; however, we still plan to invest in our new filter canister manufacturing line and other product expansion initiatives. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. We currently intend to purchase any such equipment from operating funds.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for the 1998 Incentive Stock Option Plan (the “Plan”) under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized in the Consolidated Statement of Income for the third quarter of 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the third quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the third quarter of 2005 have not been restated.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had no variable rate debt outstanding as of September 30, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

Seattle Tarp Co., Inc. (“Seattle Tarp”) has filed a claim (“Arbitration Case”) in arbitration in Seattle, Washington with the American Arbitration Association (Case No. 75-181-Y-00070-05 JISI) against TVI and its wholly-owned subsidiary CAPA. Seattle Tarp alleges that TVI’s and CAPA’s hiring of a former Seattle Tarp employee (“Former STC Employee”) resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information. We do not believe that there is any merit to the claim asserted by Seattle Tarp and are vigorously defending the matter. We cannot, however, currently estimate the outcome of this matter. In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against the Former STC Employee, alleging that the employee breached the terms of an agreement intended to protect his former employer, Seattle Tarp, by accepting employment with TVI. The employee has filed a petition (“Civil Action”) in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp has filed counterclaims alleging that in connection with his employment at TVI the employee is engaging in the unauthorized use of confidential information. Seattle Tarp is seeking damages under various theories of liability. The employee is vigorously pursuing the matter, and TVI is currently bearing the employee’s litigation expenses. We have agreed to consolidate the Arbitration Case and Civil Action in a single proceeding to be resolved as the Arbitration Case in Seattle, Washington with the American Arbitration Association.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. The risk factor discussion presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Our growth strategy includes capital expenditures and pursuing strategic acquisitions and investments, which may not prove to be successful and may dilute our current stockholders’ percentage ownership.

Our business strategy includes making capital outlays, such as for the construction of our filter plant, and acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, expanding into new markets and businesses, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may use a significant amount of our cash reserves, incur debt or assume indebtedness or issue equity that would dilute our current stockholders’ percentage ownership. Most recently, we acquired SSES LLC through our wholly owned subsidiary SSES Inc. for a cash purchase price of $21.75 million, including a working capital adjustment. We borrowed approximately $23.5 million under the Credit Facility to pay the cash purchase price for SSES LLC and pay other amounts in connection with the purchase of SSES LLC and the new Credit Facility and related expenses and fees. Acquisitions and strategic investments involve numerous risks, including those associated with the acquisition of SSES LLC.

Acquisitions are a key part of our business strategy; however, such acquisitions may not achieve all or any of their intended benefits.

The acquisition of SSES LLC involves various risks, including: the incurrence of significant new secured indebtedness; the potential that customer relationships may be adversely impacted by our acquisition of SSES LLC resulting in less or no revenue from such customers; the risk of diverting management’s attention from normal daily operations of the business; potential difficulties in completing projects or contracts associated with in-process inventory; risks of entering markets in which we have no or limited direct prior experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with the acquisition; and the potential loss of key employees. We also may encounter other risks in our acquisition strategy, including:

•	increased competition for acquisitions which may increase the price of our acquisitions;

•	our failure to discover material liabilities in target companies; and

•	the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulation and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other clients.

In connection with our acquisition of SSES LLC, as well as future acquisitions, we may incur significant acquisition costs and expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with SSES LLC or other companies, businesses or technologies that we may acquire in the future. Our operating results could be adversely and materially affected by these costs, expenses and write-offs.

There can be no assurance that our acquisition of SSES LLC will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from the acquisition effectively. Failure to manage such growth effectively and successfully integrate the operations of SSES LLC could have a material adverse effect on our business and operating results.

We may have difficulty integrating the operations of any companies we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy depends upon our ability to successfully integrate any businesses we may acquire, including our recent acquisition of SSES LLC. The integration of SSES LLC and other businesses we may acquire in the future into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include:

•	the integration of personnel with disparate business backgrounds;

•	the transition to new information, supply and distribution systems;

•	the coordination of geographically dispersed organizations;

•	the loss of key employees of acquired companies;

•	the reconciliation of different corporate cultures; and

•	the synchronization of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.

For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenues or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

SSES Inc. generally does not have long-term agreements with its customers and generally does not have a significant backlog of unfilled orders, making its revenue and operating results in any quarter difficult to forecast and substantially dependent upon customer orders received and fulfilled in that quarter.

Following the acquisition of SSES LLC, the business and operations historically conducted by SSES LLC will be conducted through SSES Inc. SSES Inc. generally does not have long-term agreements with its customers. Rather, SSES Inc.’s revenue will derive from customer business relationships that SSES LLC developed and maintained. If SSES Inc. is unable to maintain strong business relationships with these customers or unable to retain key employees that maintain these relationships, TVI’s results of operations or financial condition may be materially and adversely affected. Further, many of SSES Inc.’s customers place orders for deliveries with little or no advance time. These orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on TVI’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2006 (the “Closing Date”), TVI, through its wholly-owned subsidiary, SSES Inc., acquired substantially all of the assets of and assumed certain of the liabilities of privately-held SSES LLC under the terms of an asset purchase agreement and consummated certain related transactions (collectively “Acquisition”). In connection with the Acquisition, TVI entered into a finder’s agreement with Event Partners, LLC, an entity wholly-owned and controlled by Douglas Remsberg, and employment agreements with certain individuals including Thomas Brown, Douglas Remsberg and Dennis Remsberg. On the Closing Date, TVI issued 436,110 shares of TVI common stock to Event Partners, LLC as payment under the finder’s agreement and a total of 27,258 shares of TVI common stock as part of the initial non-compete payments made to Thomas Brown and Dennis Remsberg under the employment agreements with these individuals.

The securities issued in connection with the finder’s agreement and the employment agreements have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act. In particular, TVI relied on Section 4(2) of the 1933 Act and Regulation D promulgated thereunder. The person was given information concerning TVI and represented that the shares were being acquired for investment purposes only. The issuances were made without general solicitation or advertising. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to TVI’s transfer agent.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On the Closing Date, TVI, through its wholly-owned subsidiary, SSES Inc., consummated the Acquisition and entered into the Credit Facility. For a more complete description of the Acquisition and the Credit Facility, see the disclosure contained in our Current Report of Form 8-K dated October 31, 2006.

We are refiling the Credit Agreement among TVI and certain of its subsidiaries and BB&T as Exhibit 10.3 to this Form
 10-Q to address a technical correction to the Credit Agreement. The maturity date of the Acquisition Facility portion of the Credit Facility (other than the term loan portion which shall be repaid in 24 monthly payments) is August 31, 2011, rather than the previously disclosed date of August 31, 2013, and the maturity date of the Revolving Facility portion of the Credit Facility is October 30, 2011 rather than the previously disclosed date of September 30, 2013.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of October 31, 2006 among TVI Corporation, TVI Holdings One, Inc., Signature Special Event Services, LLC (“SSES”), River Associates Investments, LLC and the members of SSES (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated October 31, 2006)

10.1	Employment Agreement, dated October 31, 2006, between TVI Corporation and Thomas Brown (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 31, 2006)

10.2	Incentive Bonus Program, dated as of October 31, 2006 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 31, 2006)

10.3	Financing and Security Agreement dated October 31, 2006 among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Finder’s Agreement, dated October 31, 2006, between TVI Corporation and Event Services, LLC (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated October 31, 2006)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: November 7, 2006	/s/ Richard V. Priddy
Richard V. Priddy
President and Chief Executive Officer

Date: November 7, 2006	/s/ George J. Roberts
George J. Roberts
Senior Vice President & Chief Financial Officer