Form 10-Q/A
period 2006-09-30
TVI CORP
filed 2006-12-15
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

TVI Corporation (the “Company”) is voluntarily filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Form 10-Q/A”), as originally filed with the Securities and Exchange Commission (“SEC”) on November 7, 2006, to restate its financial statements and corresponding financial information as of and for the three and nine months ended September 30, 2006 as described herein.

On December 4, 2006, the Company announced that the Audit Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) was, with the assistance of external accounting and legal advisors, conducting an independent investigation regarding a transaction reported as a sale by the Company of 28 decontamination systems and related equipment to Signature Special Event Services, LLC (“SSES LLC”) during the quarter ended September 30, 2006 (the “SSES transaction”). The independent investigation was prompted by concerns raised by Company senior management and voluntarily reported to the Committee. In previously reported consolidated financial statements, the Company treated the SSES transaction as a sale and recognized revenue and recorded an account receivable from SSES LLC in the amount of approximately $550,000. Although the Committee’s investigation is ongoing, it has concluded that the Company should not have recorded a sale or recognized revenue from the SSES transaction, which conclusion it has reported to the Board. Company management and the Company’s auditors concur with this conclusion.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I, Item 1, Financial Information, has been revised to reflect the restatement;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the restatement; and

•	Part I, Item 4, Controls and Procedures.

As a result of the restatement, total revenue decreased by approximately $550,000 for both the three and nine months ended September 30, 2006; operating income for the three months ended September 30, 2006 decreased to $1.7 million from $2.1 million as previously reported; operating income for the nine months ended September 30, 2006 decreased to $3.9 million from $4.3 million as previously reported; net income for the three months ended September 30, 2006 decreased to $973,000 from $1.2 million as previously reported; net income for the nine months ended September 30, 2006 decreased to $2.4 million from $2.6 million as previously reported; and diluted earnings per share for each of the three and nine months ended September 30, 2006 decreased by $0.01 from that previously reported, to $0.03 and $0.07, respectively.

None of the adjustments resulting from the restatement have any impact on cash balances for any period. However, the Company’s unaudited consolidated statement of cash flows and balance sheets have been restated to reflect the restated net income and revisions to certain balance sheet accounts. There were no other changes to the cash flow statement. See Note 1 to the Notes to the Consolidated Financial Statements included in Item 1 to this Form 10-Q/A.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED

September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,649	$2,589
Marketable securities – available for sale	3,204	4,100
Accounts receivable - trade, less allowance for doubtful accounts	7,962	8,016
Inventories, net	6,395	4,724
Deferred income taxes	329	332
Prepaid expenses and other current assets	801	984

Total current assets	20,340	20,745

PROPERTY, PLANT AND EQUIPMENT, NET	5,039	4,346

OTHER ASSETS
Goodwill	15,602	15,781
Intangible assets, net	201	618
Other	48	48

Total other assets	15,851	16,447

TOTAL ASSETS	$41,230	$41,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,766	$3,208
Accrued expenses	1,236	2,117
Income taxes payable	228	1,469

Total current liabilities	3,230	6,794
Deferred income taxes	40	255

TOTAL LIABILITIES	3,270	7,049

MINORITY INTEREST	—	22

STOCKHOLDERS’ EQUITY
Preferred stock - $1.00 par value; 1,200 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock - $0.01 par value; 98,800 shares authorized, 32,685 and 32,470 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	327	324
Additional paid-in capital	24,745	23,676
Retained earnings	12,888	10,467

TOTAL STOCKHOLDERS’ EQUITY	37,960	34,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,230	$41,538

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$8,527	$7,042

COST OF SALES	4,142	3,020

GROSS PROFIT	4,385	4,022

OPERATING EXPENSES
Selling, general and administrative expenses	2,364	1,913
Research and development expenses	298	300

Total operating expenses	2,662	2,213

OPERATING INCOME	1,723	1,809

LOSS ON TERMINATION OF JOINT VENTURE AGREEMENT	(282)	—
INTEREST AND OTHER INCOME, NET	57	69

INCOME BEFORE PROVISION FOR INCOME TAXES	1,498	1,878

PROVISION FOR INCOME TAXES	525	835

NET INCOME	$973	$1,043

EARNINGS PER COMMON SHARE – BASIC	$0.03	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,624	30,254

EARNINGS PER COMMON SHARE – DILUTED	$0.03	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	32,930	31,734

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands, except per share data)

(unaudited)

	2006	2005
NET SALES	$25,095	$23,532
COST OF SALES	12,164	10,781

GROSS PROFIT	12,931	12,751

OPERATING EXPENSES
Selling, general and administrative expenses	7,813	5,952
Research and development expenses	1,180	865

Total operating expenses	8,993	6,817

OPERATING INCOME	3,938	5,934

LOSS ON TERMINATION OF JOINT VENTURE AGREEMENT	(282)	—
INTEREST AND OTHER INCOME, NET	169	201

INCOME BEFORE PROVISION FOR INCOME TAXES	3,825	6,135

PROVISION FOR INCOME TAXES	1,451	2,456

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	2,374	3,679
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	4	—

NET INCOME	$2,378	$3,679

EARNINGS PER COMMON SHARE – BASIC	$0.07	$0.12

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	32,604	29,935

EARNINGS PER COMMON SHARE – DILUTED	$0.07	$0.12

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	32,996	31,214

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands)

(unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$2,378	$3,679

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	761	482
Loss on termination of joint venture agreement	282	—
Write-off of prepaid acquisition costs	143	—
Provision for doubtful accounts	15	69
Provision (benefit) for deferred income taxes	(168)	76
Minority interest in net loss of consolidated subsidiary	(4)	—
Stock-based compensation expense	56	59
SFAS 123(R) compensation expense	486	—
Income tax benefit from exercise of stock options	—	65
Earnings on marketable securities reinvested	(104)	(33)
Changes in operating assets and liabilities:
Accounts receivable, trade	39	(1,357)
Inventory	(1,918)	(1,569)
Prepaid expenses and other current assets	145	(98)
Income taxes	(1,241)	1,215
Accounts payable	(1,263)	835
Accrued expenses	(644)	(365)

Net cash provided by (used in) operating activities	(1,037)	3,058

INVESTING ACTIVITIES
Purchases of intangible assets	(8)	(421)
Purchases of marketable securities	—	(5,090)
Sales of marketable securities	1,000	—
Proceeds from disposal of vehicle	12	—
Purchases of property, plant and equipment	(1,099)	(916)

Net cash used in investing activities	(95)	(6,427)

FINANCING ACTIVITIES
Issuance of common stock	—	175
Minority interest in joint venture	—	28
Income tax benefit from exercise of stock options	170	—
Proceeds from exercise of stock options	22	—

Net cash provided by financing activities	192	203

NET DECREASE IN CASH AND CASH EQUIVALENTS	(940)	(3,166)
Cash and cash equivalents at beginning of period	2,589	13,054

Cash and cash equivalents at end of period	$1,649	$9,888

NON-CASH FINANCING ACTIVITIES
Common stock issued for 2005 compensation	$237	$—

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

Restatement

On December 4, 2006, the Audit Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) decided to reverse a transaction reported as a sale by the Company of 28 decontamination systems and related equipment to SSES LLC during the quarter ended September 30, 2006 (the “SSES transaction”). In previously reported consolidated financial statements, the Company treated the SSES transaction as a sale and recognized revenue and recorded an account receivable from SSES LLC in the amount of approximately $550,000. The Committee concluded that the Company should not have recorded a sale or recognized revenue from the SSES transaction.

As a result of the restatement, total revenue decreased by approximately $550,000 for both the three and nine months ended September 30, 2006; operating income for the three months ended September 30, 2006 decreased to $1.7 million from $2.1 million as previously reported; operating income for the nine months ended September 30, 2006 decreased to $3.9 million from $4.3 million as previously reported; net income for the three months ended September 30, 2006 decreased to $973,000 from $1.2 million as previously reported; net income for the nine months ended September 30, 2006 decreased to $2.4 million from $2.6 million as previously reported; and diluted earnings per share for each of the three and nine months ended September 30, 2006 decreased by $0.01 from that previously reported, to $0.03 and $0.07, respectively.

In addition, as of September 30, 2006, total assets decreased $367,000, total liabilities decreased $128,000 and total equity decreased $239,000. There was no effect on cash flows from operating, investing or financing activities and none of the adjustments resulting from the restatement has any impact on cash balances for any period.

The following table reflects the effect of the restatement on each of the financial statement line items:

	Quarter Ended September 30, 2006			As of or for the Nine Months Ended September 30, 2006
	As Filed	Adj	As Restated	As Filed	Adj	As Restated
CONSOLIDATED STATEMENTS OF INCOME
Net Sales	$9,077	$(550)	$8,527	$25,645	$(550)	$25,095
Cost of Sales	4,325	(183)	4,142	12,347	(183)	12,164
Provision for Income Taxes	653	(128)	525	1,579	(128)	1,451

CONSOLIDATED BALANCE SHEET
Accounts receivable - trade, net				8,512	(550)	7,962
Inventories, net				6,212	183	6,395
Income taxes payable				356	(128)	228
Retained earnings				13,127	(239)	12,888

CONSOLIDATED STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income				2,617	(239)	2,378
Change in accounts receivable, trade				(511)	550	39
Change in inventory				(1,735)	(183)	(1,918)
Change in income taxes				(1,113)	(128)	(1,241)

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

Note 5. INVENTORIES, NET.

Inventories as of September 30, 2006 and December 31, 2005 consist of:

	2006	2005
Finished goods	$1,987	$1,570
Work-in-progress	578	411
Raw materials	2,485	2,357
Other	1,345	386

Total	$6,395	$4,724

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

Restatement

On December 4, 2006, the Company announced that the Audit Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) was, with the assistance of external accounting and legal advisors and the cooperation of Company management, conducting an independent investigation regarding a transaction reported as a sale by the Company of 28 decontamination systems and related equipment to Signature Special Event Services, LLC (“SSES LLC”) during the quarter ended September 30, 2006 (the “SSES transaction”). As announced on November 1, 2006, TVI acquired substantially all of the assets and assumed certain of the liabilities of SSES LLC on October 31, 2006. In previously reported consolidated financial statements, we treated the SSES transaction as a sale and recognized revenue and recorded an account receivable from SSES LLC in the amount of $550,000. Although the Committee’s investigation is ongoing, it has concluded that the Company should not have recorded a sale or recognized revenue from the SSES transaction, which conclusion it has reported to the Board. Company management and the Company’s auditors concur with this conclusion.

As a result of the restatement, total revenue decreased by approximately $550,000 for both the three and nine months ended September 30, 2006; operating income for the three months ended September 30, 2006 decreased to $1.7 million from $2.1 million as previously reported; operating income for the nine months ended September 30, 2006 decreased to $3.9 million from $4.3 million as previously reported; net income for the three months ended September 30, 2006 decreased to $973,000 from $1.2 million as previously reported; net income for the nine months ended September 30, 2006 decreased to $2.4 million from $2.6 million as previously reported; and diluted earnings per share for each of the three and nine months ended September 30, 2006 decreased by $0.01 from that previously reported, to $0.03 and $0.07, respectively.

The restatement had no effect on our net cash used in operating activities.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for the three and nine month periods ended September 30, 2006, as explained in Note 1 of the Unaudited Consolidated Financial Statements.

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

Results of Operations for the Three Months Ended September 30, 2006 Compared With the Three Months Ended September 30, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales increased $1,485, or 21.1%, to $8,527 for the third quarter of 2006, from $7,042 for the third quarter of 2005. This increase is primarily attributable to sales of our command and control shelters and a full quarter of sales contributed by STI.

Gross Profit:

Gross profit increased $363, or 9.0%, to $4,385 for the third quarter of 2006, compared with $4,022 for the third quarter of 2005. Gross margin as a percentage of sales was 51.4% for the third quarter of 2006 compared with 57.1% for the third quarter of 2005. The decrease in the gross margin percentage is predominately related to the higher margins realized in 2005 on sales related to Hurricane Katrina and to a change in product mix to products with lower margins.

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

Operating Income:

Operating income decreased by $86, or 4.8%, to $1,723 for the third quarter of 2006, from $1,809 for the third quarter of 2005. Operating income as a percent of net sales decreased to 20.2% for the third quarter of 2006, from 25.7% for the third quarter of 2005 due a decrease in gross margin percent and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate for the third quarter of 2006 was 35.0%, compared with 44.5% for the third quarter of 2005. Our normalized effective tax rate was increased to approximately 40% after our adoption of SFAS 123(R) on January 1, 2006 due to the related stock option expense being mostly non-deductible. The effective tax rate for the third quarter of 2006 was lower than normal due to changes in the treatment of certain deferred tax items. The 2005 effective tax rate was negatively impacted by an $119 IRS tax audit adjustment related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product.

Net Income:

Net income decreased $70, or 6.7%, to $973 for the third quarter of 2006, compared with $1,043 for the third quarter of 2005, reflecting the increase in gross profit and decrease in the effective tax rate, which were more than offset by an increase in operating expenses and the loss resulting from the termination of our joint venture agreement with Dynamic Air Shelters. Earnings per diluted share were $0.03 for the third quarter of 2006, compared with $0.03 for the third quarter of 2005.

Results of Operations for the Nine Months Ended September 30, 2006 Compared With the Nine Months Ended September 30, 2005

(dollars in thousands, except per share data)

Net Sales:

Net sales increased $1,563, or 6.6%, to $25,095 for the nine months ended September 30, 2006, from $23,532 for the nine months ended September 30, 2005. This increase is primarily attributable to a full nine months of sales contributed by our wholly owned subsidiary Safety Tech International, Inc. (“STI”) and higher sales of our thermal products offset by lower shelter sales.

Gross Profit:

Gross profit increased $180, or 1.4%, to $12,931 for the nine months ended September 30, 2006, compared with $12,751 for the nine months ended September 30, 2005. Gross margin as a percentage of sales was 51.5% for the third quarter of 2006 compared with 54.2% for the nine months ended September 30, 2005. The decrease in the gross margin percentage is predominately related the higher margins realized in 2005 on sales related to Hurricane Katrina and a change in product mix to products with lower margins.

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

Operating Income:

Operating income decreased by $1,996, or 33.6%, to $3,938 for the nine months ended September 30, 2006, from $5,934 for the nine months ended September 30, 2005. Operating income as a percent of net sales decreased to 15.7% for the nine months ended September 30, 2006, from 25.2% for the third quarter of 2005 due to a decrease in gross margin percent and higher SG&A and R&D expenses.

Income Tax Expense:

The effective tax rate for the nine months ended September 30, 2006 was 37.9%, compared with 40% for the nine months ended September 30, 2005. Our normalized effective tax rate was increased to approximately 40% after our adoption of SFAS 123(R) on January 1, 2006 due to the related stock option expense being mostly non-deductible. The effective tax rate for 2006 was lower than normal due to changes in the treatment of certain deferred tax items. The 2005 effective tax rate was negatively impacted by an $119 IRS tax audit adjustment related to a $339 reduction in the 2003 extraterritorial deduction associated with international sales of a domestically produced product.

Net Income:

Net income decreased $1,301, or 35.4%, to $2,378 for the nine months ended September 30, 2006, compared with $3,679 for the nine months ended September 30, 2005, reflecting the increase in operating expenses and the loss resulting from the termination of our joint venture agreement with Dynamic Air Shelters, partially offset by the decrease in the effective tax rate. Earnings per diluted share were $0.08 for the nine months ended September 30, 2006, compared with $0.12 for the nine months ended September 30, 2005.

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

As of September 30, 2006, working capital was $17,110, up from $13,951 at December 31, 2005. Cash and cash equivalents and marketable securities available for sale as of September 30, 2006 totaled $4,853, a decrease of 27.4% from December 31, 2005. Working capital changes are primarily attributable to the increases in accounts receivable and inventory offset by decreases in accounts payable and accrued expenses. Under our cash management program, we may invest in U.S. Treasury, corporate commercial paper and other interest-bearing securities with various maturities and other investment grade securities.

Accounts receivable as of September 30, 2006 were $7,962, a decrease of 0.7% from December 31, 2005. Days-sales outstanding, or DSO, was 69 days as of September 30, 2006 compared to 69 days as of December 31, 2005.

Inventory as of September 30, 2006 was $6,395, an increase of 35.4% from December 31, 2005. Annualized inventory turnover was 2.9 times at September 30, 2006, compared to 4.7 times at December 31, 2005. The increase in inventory and decrease in inventory turnover are primarily attributable to raw materials additions to address changes in product mix for expected orders, an increase in work in progress and finished goods associated with unfulfilled and anticipated new orders and an increase in demonstration inventory for sales support activities of new product systems.

Current liabilities as of September 30, 2006 were $3,230, a decrease of 52.5% from December 31, 2005. This decrease was attributable to payments of 2005 liabilities and the reduction in our accounts payable aging.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.

As described in the introductory Explanatory Note to this Amendment No. 1 to Form 10-Q and in Note 1 to the Company’s Consolidated Financial Statements, following the period covered by this report, the Company announced that the Audit Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) was, with the assistance of external accounting and legal advisors, conducting an independent investigation regarding a transaction reported as a sale by the Company of 28 decontamination systems and related equipment to Signature Special Event Services, LLC (“SSES LLC”) during the quarter ended September 30, 2006 (the “SSES transaction”). The independent investigation was prompted by concerns raised by Company senior management and voluntarily reported to the Committee. In previously reported consolidated financial statements, the Company treated the SSES transaction as a sale and recognized revenue and recorded an account receivable from SSES LLC in the amount of approximately $550,000. Although the Committee’s investigation is ongoing, it has concluded that the Company should not have recorded a sale or recognized revenue from the SSES transaction, which conclusion it has reported to the Board. Company management and the Company’s auditors concur with this conclusion. Accordingly, the Company is restating its previously filed financial statements for the quarter ended September 30, 2006.

The Company’s Certifying Officers had previously concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of September 30, 2006. However, in connection with the restatement of the Company’s financial statements for the quarter ended September 30, 2006, as described above, the Company performed an evaluation, under the supervision of the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon such evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as a result of deficiencies in the Company’s internal control over financial reporting. However, because the Committee’s investigation of the SSES transaction is ongoing, the nature and extent of these deficiencies, and a conclusion regarding whether these deficiencies constitute material weaknesses in the Company’s internal control over financial reporting, is not yet known. Notwithstanding the existence of these deficiencies and the potential that the Committee may identify one or more material weaknesses, our management, including our Certifying Officers, believes that the unaudited consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

The Committee’s independent investigation of the SSES transaction and the accounting error is continuing with the assistance of the Committee’s outside legal and accounting advisors and the cooperation of Company management. Because of the ongoing nature of the Company’s investigation, the Company has not yet reached a conclusion regarding the existence of material weaknesses in internal control over financial reporting. However, the Committee’s investigation to date has revealed problems in the internal control structure that may result in the reporting of material weaknesses. The Committee and Company management have implemented the interim procedures discussed below. The Committee is continuing to review and may recommend further changes to the design of the Company’s control environment in consultation with Company management. The interim procedures adopted by the Committee and Company management include: advance Committee approval of all recognition of revenue for transactions in excess of specified amounts with a single customer (or group of related customers) during any calendar month; Committee review on a trailing monthly basis of all purchase orders in excess of specified amounts with a single vendor (or group of related vendors); and advance Committee approval of any recognition of revenue in connection with any transactions with or purchase transactions with any related party (regardless of amount).

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of October 31, 2006 among TVI Corporation, TVI Holdings One, Inc., Signature Special Event Services, LLC (“SSES”), River Associates Investments, LLC and the members of SSES (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated October 31, 2006)

10.1	Employment Agreement, dated October 31, 2006, between TVI Corporation and Thomas Brown (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 31, 2006)

10.2	Incentive Bonus Program, dated as of October 31, 2006 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 31, 2006)

10.3	Financing and Security Agreement dated October 31, 2006 among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company (previously filed)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Finder’s Agreement, dated October 31, 2006, between TVI Corporation and Event Services, LLC (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated October 31, 2006)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: December 15, 2006	/s/ Richard V. Priddy
Richard V. Priddy
President and Chief Executive Officer

Date: December 15, 2006	/s/ George J. Roberts
George J. Roberts
Senior Vice President & Chief Financial Officer