Form 10-K
period 2006-12-31
TVI CORP
filed 2007-03-15
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109,000,000 based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2006. As of March 1, 2007 there were 33,227,740 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

TABLE OF CONTENTS FOR FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “TVI,” “Company,” “we,” “us” and “our” refer to TVI Corporation and its subsidiaries, unless otherwise noted or the context otherwise indicates.

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “seeks,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading Item 1A—Risk Factors. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Form 10-K.

All subsequent written or oral forward-looking statements attributable to TVI are expressly qualified in their entirety by the cautionary statements included in this document. TVI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.	BUSINESS

Overview

TVI Corporation is a Maryland corporation formed in 1977. We are a global supplier of homeland security, infection control, respiratory and filtration products for first receivers, such as hospitals, and first responders, such as law enforcement agencies, fire departments and public health agencies. We are also a provider of shelter and equipment rental services for special events and disaster relief needs. In November 2005, we acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of powered air purifying respirators (“PAPRs”). As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In October 2006, we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC, a leading provider of full-service rental services for traditional special events and disaster relief needs with broad temporary infrastructure offerings. The assets and operations we acquired from Signature Special Event Services, LLC are conducted through our wholly owned subsidiary Signature Special Event Services, Inc. (“SSES”).

We design, manufacture, market and supply shelter systems, thermal marking devices, filtration systems and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame.

We also design, manufacture, market and supply PAPRs through our STI subsidiary, and plan to also supply disposable filter canisters for the first responder, military, healthcare and industrial markets. Subject to first article approval, we anticipate the operational launch of our high-capacity filter canister manufacturing line in our Glenn Dale, Maryland facility.

We are also a national provider of turn-key shelter and equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs through our SSES subsidiary. With facilities in Maryland, Florida, Kentucky, North Carolina and California, our extensive in-house inventory enables us to address events of any size and complexity, including extremely large-scale deployments such as our deployment of more than 600,000 square feet of tents, 2,500 tons of heating, ventilation and air conditioning (“HVAC”) capacity, and 22 miles of power distribution at 40 sites within Texas, Louisiana, Florida and Mississippi as an integral part of the disaster response effort in connection with Hurricane Katrina. In addition to a substantial inventory of tents, our inventory of rental equipment includes flooring, lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment.

We seek to continue our growth strategy by expanding our product and services offerings and target markets. We intend to do so by organically developing new offerings and opportunities, capitalizing on synergies that arise among our shelter and related business and our more recently acquired businesses and by continuing to pursue acquisition opportunities.

Our headquarters are located in Glenn Dale, Maryland where we manufacture most of our products. We also have operations in Frederick, Maryland where we manufacture our PAPRs products. Our SSES subsidiary is headquartered in Frederick, Maryland and has branch facilities in California, Florida, Kentucky, Maryland and North Carolina.

Segment Information

TVI has organized into three reportable segments as a result of our acquisitions of STI and SSES, our integration and realignment efforts with respect to these acquisitions and our recently completed high-capacity filter canister manufacturing line. These segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems and command and control systems and our isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services. For additional information relating to our reportable segments, refer to Note 17 in the Notes to Consolidated Financial Statements included in this Form 10-K. The principal products and services of each of our operating segments are discussed under a separate caption below.

Shelters and Related Products

At the time of our formation in 1977, our initial product offerings included thermal targets and thermal range markers. Our products lines have expanded significantly since that time to include a broad variety of shelter and thermal products to address the requirements of our customers.

Shelter Products

We supply our first receiver and first responder customers with integrated total solution systems for decontamination, command and control, forensic investigation, disaster assistance, communication centers and patient and containment isolation. Our shelter systems include decontamination systems, chem/bio isolation systems, infection control systems, mobile hospital systems, command and control shelters, and crime scene management and investigation systems. Our decontamination systems facilitate the decontamination of people who have been exposed to toxic compounds, including chemical, biological, radiological and nuclear (“CBRN”) agents. Contamination can result from any catastrophic event including natural disasters (e.g., tornadoes or hurricanes), industrial incidents (e.g., chemical spills) or acts of terror. We also market trailerized first responder systems customized to customers’ requirements. These trailer systems provide for portability, on-site power generation, air conditioning, lighting, water and nuclear, biological and chemical (“NBC”) filtration.

Our chem/bio isolation product line incorporates innovative technology to reduce exposure to contaminants during a chemical and/or biological incident. Targeted at the health care and military markets, the chem/bio shelter system coupled with leading edge military-grade filtration equipment capture airborne biological and chemical contaminants and quickly provide first receivers with the ability to set up and isolate patients at any location.

Our MK-1TM infection control system provides hospitals with the means to convert standard patient treatment rooms into negative pressure isolation rooms. This system enables public health care providers to quickly isolate patients with life threatening communicable diseases from the rest of the hospital patient community.

Our mobile hospital systems offer the first receiver market large, rapidly deployable hospital systems designed to serve as surge capacity or field hospitals. These mobile hospital systems incorporate TVI’s inflatable shelters, generators, air filtration systems, water and lighting, making the hospital mobile and ready for any incident. Mobile hospital systems have become a high priority product as a result of concerns regarding the potential for a flu pandemic, as well as other larger scale potential disasters.

Our command and control shelters and crime scene management and investigation shelters offer rapidly deployable field facilities to the military, first responders and law enforcement agencies.

The core component of most of our shelter systems is our patented articulating frame. Our articulating frame technology is comprised of rigid rods and hinges configured to enable rapid deployment of an extremely strong shelter in a matter of seconds without the need for additional set-up equipment such as air tanks, compressors or blowers. Supporting equipment that completes the shelter systems includes lighting, air and water heaters, power generators, flooring, trailers and air filtration elements.

Thermal Products

In addition to our shelter products, since 1977, we have designed, manufactured, marketed and supplied thermal products. Our thermal product offerings include infrared raised angle marking systems (“IRAMS”), thermal targets and thermal range markers, soldier combat identifiers and vehicle markers for the military and law enforcement markets. We also supply a variety of marking and signaling products that can be used not only with thermal sights and other forward looking infrared (“FLIR”) systems, but also with night vision goggles.

Personal Protection Equipment

We are expanding our presence in the personal protection equipment market, focusing on PAPRs and disposable filter canisters for the first responder, military, healthcare and industrial markets.

PAPRs

We entered this market in April 2004 by forming CAPA Manufacturing Corp. (“CAPA”) and acquiring the assets of CAPA Manufacturing, LLC, adding a line of PAPRs and related proprietary respiration products as well as respirator research design and manufacturing capabilities. In November 2005, we significantly expanded our product offerings in the PAPRs market by acquiring STI. STI manufactures PAPRs and related proprietary respiration products, enabling us to offer a wide range of powered air products to a variety of market segments. These include the U.S. military, hospitals, first responders, industrial, and laboratory, decontamination and natural catastrophe response markets.

STI’s PAPRs systems, masks, filter cartridges and accessories are currently used by U.S. Special Forces, Fixed and Rotary Wing Aviators, National Guard WMD response teams, Mass Casualty Decontamination teams, and SWAT and special operations personnel, both domestically and internationally. STI also manufactures products on a private label basis for large original equipment manufacturers (“OEMs”).

STI continues to develop new products, which we believe will enhance our ability to serve the full spectrum of the PAPRs market. STI has established close working relationships with its key customer groups, particularly the federal government, first responders and the military. STI has several next-generation products under review with the National Institute for Occupational Safety and Health (“NIOSH”), and has received NIOSH approval for certain of its products. We expect these new STI products to enable us to expand our presence in commercial markets, including the industrial and biotechnology markets. NIOSH has established new CBRN standards for all classes of respirators and we intend to address these new standards and seek required approvals.

Filter Canisters

We have established a high-capacity filter canister production line to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. These filter canisters are a necessary component in respirators and powered air respirators that filter CBRN agents, inorganic particulates, and toxic gases. The filter canister production line is located at our Glenn Dale, Maryland facility and we believe that our facility will be the most technically-advanced high-capacity filter canister manufacturing operation in the United States. In October 2006, we announced our receipt of an order valued at approximately $2.0 million from the U.S. Army TACOM Life Cycle Management Command for TVI’s C2A1 filter canisters, subject to first article approval. We have commenced first article testing and anticipate commencing production of our C2A1 canisters subject to first article approval by the Army. We also continue to pursue the commercial filter canister market and have received NIOSH approval to incorporate our filter canister into one of our PAPRs designs. We are pursuing NIOSH approval for a number of additional commercial applications in an effort to begin sales to OEMs. In addition, we have submitted certain of our filter canisters for Central European Norm (“CEN”) approval.

SSES Rental Services

Through our SSES subsidiary we provide turn-key temporary venues and facilities for a variety of special events and other uses, including sporting events, social events, corporate events, institutional uses, government and military uses, and disaster relief. The primary support services that we offer are tenting, power generation, HVAC, and self-contained mobile kitchens. Additional support products and services that we offer include lighting, temporary fencing, carpeting, computer aided design (“CAD”) layout services and a variety of other related items.

Tenting

Our tent products consist of two basic types of structures: clear span structures and tension structures. Clear span structures provide unobstructed interior space and cover areas from 10 feet wide to over 164 feet wide with lengths to 500 feet or more. The clear spans use an engineered box beam aluminum frame design with an integrated vinyl skin to provide a clean, tight temporary facility. Tension structures use an engineered, sculptured, high peak pole design ranging from 10 feet to 120 feet wide in varying lengths. We are able to outfit both styles of tenting with a variety of wall types, floors, doors, lights, interior partitions and decorative liners.

Power Generation/HVAC

We provide temporary power and temperature control solutions as a separate service offering and in conjunction with our tent services. Our sound attenuated generators range in size from 5500 watt portable units to trailer-mounted One Meg Twin Pak units capable of supplying power for a variety of needs from small events to television broadcasts to large-scale disaster relief. In addition, we also offer complete cable and distribution packages, transformers, cable ramps, switchgear and other related services. Our HVAC capability includes 10, 20 and 25 ton units that are capable of supplying air conditioning or heating for any tent structure in our inventory. We also offer HVAC capability for buildings or other permanent venues in need of temporary climate control. Our HVAC units integrate directly into our tent sidewalls creating an attractive and seamless venue.

Mobile Kitchens

We provide rapidly deployable temporary food service solutions for small and large scale special events, institutional kitchen renovations and disaster relief projects. Our mobile kitchens are self contained units housed in interlocking 20 feet and 40 feet trailers and provide up to 15,000 square feet of enclosed workspace. Plumbing, electrical wiring and propane lines are pre-assembled for quick on-site set up. We also offer a variety of appliances and equipment that compliment our mobile kitchens including ovens, gas and electric ranges, refrigeration units, sinks, dishwashers, stainless work tables and other utensils and equipment. Our standard installations include fire suppression systems and vent systems.

Strategy and Markets

Through organic development and strategic acquisition opportunities, we plan to diversify and grow our business to continue to address the changing requirements and capitalize on the corresponding opportunities of our three business segments. With the recent addition of SSES, we anticipate that our more diverse offerings of products and services will position us well to address the first receiver and first responder markets and SSES’s core commercial special event market.

Our revenue for the year ended December 31, 2006 was primarily derived from the major markets for our shelter and PAPRs systems (the homeland security, first responder, first receiver and military markets). Our revenue for November and December 2006 also includes the results of SSES. We have expanded our shelter and related products and personal protection equipment products to meet the increasingly demanding requirements of our target markets. For example, we have significantly added to our mobile hospital surge systems offerings and significantly enhanced the features of our infection control products. We accomplished this expansion through our continued commitment to research and development (“R&D”), capital expenditures and strategic commercial relationships. Additionally, we have invested in the development of our new filter canister line, which we believe will be the most technically advanced high-capacity filter manufacturing operation in the U.S. On October 31, 2006, we announced that we had received an order valued at approximately $2.0 million from the U.S. Army TACOM Life Cycle Management Command for TVI’s C2A1 filter canisters, subject to first article approval. The contract is TVI’s first military order for its filter canister manufacturing line. We also continue to pursue strategic commercial relationships with third parties to address, among other things, situations where the economics support the decision to pursue the relationship rather than pursue in-house development of the capability.

Historically, our product line was primarily designed to address the decontamination market. We believe that the decontamination market continues to be a source of significant business. We also believe, however, that spending by customers in the decontamination market is slowing and therefore will not continue at prior levels as customers in that market begin to satisfy their more immediate inventory needs. We plan to continue our growth and diversification strategy to, among other things, address the slowing that we perceive in the decontamination market and the growth opportunities that we believe exist in other first responder and first receiver markets, particularly the hospital surge and infection control markets.

In addition to organic growth, we plan to pursue strategic acquisition opportunities. We continue to seek acquisition targets that will further our product diversification strategy, better position us within our target markets and potentially open opportunities in new markets that are related to our core competencies.

With respect to our SSES Rental Services segment, we plan to continue to pursue SSES’s established position in the commercial special event industry while targeting expansion of SSES’s efforts in the disaster relief market, a market in which TVI is well positioned. SSES maintains relationships with some of the nation’s largest and most prestigious events including PGA® golf events and the Preakness Stakes®. More recently, SSES has targeted the disaster relief market providing significant levels of service to government and military entities, as well as private companies, including power and energy companies, hospitals and healthcare organizations, within this market. We believe that significant opportunities exist to expand the business of SSES within the disaster relief market, based, among other things, on SSES’s capabilities, synergies resulting from the similar businesses of SSES and TVI, and SSES’s developing and TVI’s established presence in the disaster relief market.

Distribution

Approximately 90% and 97% of our sales in 2006 and 2005, respectively, were sales within the U.S. and 10% and 3% of our sales in 2006 and 2005, respectively, were outside the U.S. Approximately 60% and 68% of our sales in 2006 and 2005, respectively, were made through our U.S. distributors. Approximately 18% and 60% of or our sales in 2006 and 2005, respectively, were attributable to Fisher Scientific Company LLC, and approximately 13% and 4% of or our sales in 2006 and 2005, respectively, were attributable to W.W. Grainger, Inc.

We have developed significant distribution channels within the U.S. for the safety and homeland security markets and healthcare markets. In addition to our U.S. distributor partners, as of March 1, 2007, we had seven direct sales personnel located throughout the U.S., providing direct sales in most of the states within the continental U.S. We also maintain relationships with distributors in Canada, Europe and the Pacific and Far East.

STI and SSES primarily maintain direct relationships with their customers.

Competitors

Rapidly deployable shelter systems generally employ one of two types of shelter frames, air beam and rigid articulating frame. The products differ in the composition of the skeletal system that provides the rigidity to the fabric skin. A frame comprised of rigid rods and hinges is referred to as an “articulating” system, while a frame comprised of inflatable air chambers (similar to river rafts or Zodiac® boats) is referred to as an “air beam system.” We primarily use our patented articulating frame system for most of our products. It is light-weight and requires no additional set up equipment, such as air tanks, compressors or electric blowers; therefore, it requires very little system deployment time. In addition, our articulating frame does not sag over time or require re-inflation. Four of our competitors use an air beam frame: Zumro (domestic), Aireshelta (U.K.), ACD (Netherlands) and Hughes Safety Showers (U.K.). One competitor, DHS Systems, LLC, manufactures an articulating product similar to ours. A third shelter construction-type sold in this industry has a self-supporting shell. The product relies on an accordion style corrugated plastic, and the only manufacturer that we are aware of using this system is UniFold.

We also supply large inflatable shelters, which utilize a unique air beam technology offering a durable, clear-span shelter capability to the hospital surge market. Competitors in this space include Blue-Med Response, Western Shelter and DHS Systems, all of which use rigid frame construction for their mobile hospital products.

Our primary competitors with respect to PAPRs are 3-M Company, North Safety Products, ILC Dover and Mine Safety Appliances Company.

The competitive landscape within the event services industry continues to increase. Consolidation among our competition is creating larger and more diverse companies. As we are one of the largest U.S. event services companies, the ongoing consolidation creates a more direct competitive threat in our primary markets. On the large national event level we have experienced less competition as few companies in the industry have the assets and capability to compete for these events.

Competition in these markets is based on any one or a combination of the following factors: price, functionality and interoperability, manufacturing capability, installation, services, existing business, customer and distribution relationships, scalability and the ability of products and services to meet customers’ immediate and future requirements. Many of our existing and potential competitors have significantly greater financial, technical and marketing resources, and greater manufacturing capacity, as well as better established relationships with distributors and end users, than we do.

Manufacturing Operations

We manufacture most of our products, including our shelter systems and filter canisters, at our headquarters facility in Glenn Dale, Maryland. We manufacture our PAPRs products at our Frederick, Maryland facility. SSES maintains smaller manufacturing facilities in Maryland at which it assembles certain portions of its tent, power generation and mobile kitchen products. We use various levels of automation to improve floor space utilization.

Raw Materials

We use only commercially available materials in the manufacture of our products. Many of the component parts of our products, however, are custom designed and single sourced. See “Risk Factors—We may not be able to obtain critical components.”

Intellectual Property

We hold various patents, trade secrets, trademarks, and other rights for our products, services, and processes. We have received patent protection on our articulating shelter frame, a collapsible display framework, a rapidly deployable roller transfer device, a thermal image identification system and a collapsible and rapidly deployable hazardous material containment device. Additionally, we currently have a number of domestic and foreign patent applications pending for new products ranging from decontamination and infection control equipment to advanced HVAC systems to chemical-biological filtration devices and respiratory systems to thermal products and devices. There are no active royalty or licensing agreements for our products.

We hold U.S. federal registration and common law rights in certain of our trademarks. Additionally, we have applications currently pending with the U.S. Patent and Trademark Office for U.S. trademarks and the Office of Harmonization in the Internal Market (“OHIM”) for European Community trademarks.

Government Regulations

We are subject to various regulations including the Federal Acquisition Regulations, the International Traffic in Arms Regulations (“ITAR”) export restrictions, the Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”) import restrictions, certain Occupational Safety and Health Administration (“OSHA”) requirements and certain environmental regulations. Certain switches, blowers and breathing tube assemblies are subject to ITAR, requiring us to obtain export licenses from the U.S. Department of State to sell such products to foreign buyers. We also are registered with the BATF as an Importer of U.S. Munitions Import List Articles to obtain permits for the importation of certain respirators, gas masks and filters.

Our PAPRs and filter canister products are subject to regulation by numerous governmental bodies. The principal source of U.S. federal regulation for PAPRs and filter canisters is the Occupational Safety and Health Act of 1970, which created both OSHA regarding worker safety standards and the NIOSH for safety-product certification. We currently have several next-generation PAPRs products and filter canister products under review with NIOSH. Our PAPRs and filter canister products may also be subject to foreign laws and regulations. The schedule and outcome of regulatory review and approval, including by NIOSH, of our products has been and remains unpredictable.

Research and Development Activities

We spent $1.2 million, $1.1 million and $1.0 million for R&D in the years ended December 31, 2006, 2005 and 2004, respectively. These amounts do not include our investment in our recently completed filter canister production line. Additionally, in conjunction with our acquisition of STI, we entered into a Research and Development Agreement (the “R&D Agreement”) with Safety Tech AG, a Swiss corporation (“STAG”), and Hans Hauser, a principal of STAG, to formalize STAG’s historical R&D relationship with STI. Under the R&D Agreement, STAG provides to STI, on an exclusive basis, research, design, development and other related services in connection with STI’s respiratory products.

We believe that our commitment to R&D is important to the implementation of our business strategy. To address the changing requirements of our customers in the rapidly emerging military, domestic and international markets, we must continue to invest in innovations that lead to new product offerings.

Seasonality

With respect to our Shelters and Related Products and Personal Protection Equipment segments, there are no significant seasonal aspects to our operations. Our SSES Rental Services segment traditionally experiences stronger performance during the second and third quarters. Further, SSES’s disaster relief and government business is subject to seasonality and significant unpredictability given the correlation of this business to natural and man-made disasters such as earthquakes, hurricanes and the defense against CBRN attacks.

Impact of Environmental Laws

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing process and in connection with SSES’s business. We believe we are in substantial compliance with all federal, state and local environmental laws and have not experienced any significant costs associated with compliance with environmental laws; however, we cannot be certain that violations will not occur, which could have a material adverse effect on our financial results.

Employees

As of March 1, 2007, we had approximately 280 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

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

Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are not significant, may also adversely affect our business, results of operations and financial condition.

Our growth strategy includes capital expenditures and pursuing strategic acquisitions and investments, which may not prove to be successful and may dilute our current stockholders’ percentage ownership.

Our business strategy includes making capital outlays, such as for the construction of our filter line, and acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, expanding into new markets and businesses, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may use a significant amount of our cash reserves, incur debt or assume indebtedness or issue equity that would dilute our current stockholders’ percentage ownership. Most recently, we acquired Signature Special Event Services, LLC through our wholly owned SSES subsidiary for a cash purchase price of $21.75 million, including our working capital adjustment as of the closing. We borrowed approximately $23.5 million under our new credit facility with Branch, Banking & Trust Company to pay the cash purchase price and pay other amounts in connection with the acquisition and the new credit facility and related expenses and fees. Acquisitions and strategic investments involve numerous risks, including those associated with the acquisition of SSES. In addition, the operations of SSES are significantly more capital intensive than our pre-acquisition businesses, which may require us to increase our borrowings or use cash resources to fund SSES’s operations.

Acquisitions are a key part of our business strategy; however, such acquisitions may not achieve all or any of their intended benefits.

Our acquisitions of STI and SSES involve various risks, including the incurrence of significant new secured indebtedness; the potential that customer relationships may be adversely impacted resulting in less or no revenue from such customers; the potential loss of key employees; the risk of diverting management’s attention from normal daily operations of our existing businesses; potential difficulties in completing projects or contracts associated with in-process inventory; risks of entering markets in which we have no or limited direct prior experience; initial dependence on unfamiliar supply chains or relatively small supply partners; and insufficient revenues to offset increased expenses associated with the acquisition. We also may encounter other risks in our acquisition strategy, including:

•	increased competition for acquisitions, which may increase the cost of our acquisitions;

•	our failure to discover material liabilities in target companies; and

•

the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulations and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other clients.

In connection with our acquisitions of STI and SSES, as well as future acquisitions, we have and may continue to incur significant acquisition costs and expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with STI, SSES or other companies, businesses or technologies that we may acquire in the future. Our operating results could be adversely and materially affected by these costs, expenses and write-offs.

There can be no assurance that our acquisitions of STI or SSES will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from the acquisitions effectively. Failure to manage such growth effectively and successfully integrate the operations of STI, SSES or any future acquisition could have a material adverse effect on our business financial condition and results of operations.

We may have difficulty integrating the operations of any companies we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy significantly depends upon our ability to successfully integrate any businesses we may acquire, including our recent acquisition of SSES. The integration of SSES and other businesses we may acquire in the future into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing organic development of our businesses. These integration difficulties could include:

•	the integration of personnel with disparate business backgrounds;

•	the loss of key employees of acquired companies;

•	the transition to new information, supply and distribution systems;

•	the coordination of geographically dispersed organizations;

•	the reconciliation of different corporate cultures; and

•	the integration of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.

For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenues or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our business, financial condition and operating results.

Our indebtedness under our senior secured credit facility could limit our ability to grow and compete.

As of December 31, 2006, we had $26.7 million of indebtedness outstanding under our senior credit facility with Branch Banking & Trust Company (“BB&T”). The facility is secured by a lien on substantially all of our assets. Our indebtedness under the senior secured credit facility could have important consequences to our business. For example, it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior secured credit facility is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry and make us less flexible in responding to changing economic conditions; and

•	make us more vulnerable to economic downturns and less able to withstand competitive pressures.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the terms of and limitations on borrowings under our senior secured credit facility with BB&T.

The agreement governing our senior secured credit facility contains various covenants that limit our management’s discretion in the operation of our business.

Our senior secured credit facility with BB&T contains various covenants that restrict our ability to, among other things:

•	obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	borrow under the facility based upon borrowing base limitations;

•	pay dividends and make other distributions;

•	merge, consolidate or transfer all or substantially all of our assets; or

•	create liens.

Our senior secured credit facility with BB&T also requires that we comply with certain financial and other covenants, including an obligation to maintain a certain ratio of funded debt to EBITDA. As of December 31, 2006, we were not in compliance with this funded debt requirement. Although BB&T has granted to us a waiver of our compliance with this covenant and any corresponding event of default as of December 31, 2006, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with this covenant and other provisions of our senior secured credit facility in the future could result in an event of default under the facility, which could, among other things, permit acceleration of the debt under the facility.

SSES generally does not have long-term agreements with its customers and generally does not have a significant backlog of unfilled orders, making its revenue and operating results in any quarter difficult to forecast and substantially dependent upon customer orders received and fulfilled in that quarter.

SSES generally does not have long-term agreements with its customers. Rather, SSES’s revenue derives from customer business relationships that were historically developed and maintained. If SSES is unable to maintain strong business relationships with these customers or unable to retain key employees that maintain these relationships, TVI’s results of operations or financial condition may be materially and adversely affected. Further, many of SSES’s customers place orders for deliveries with little or no advance contact. These orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales are to federal, state and local governmental entities, the loss or significant reduction of which would have a material adverse impact on our business, financial condition and results of operations.

The loss or significant reduction in government funding of programs in which we participate or the funded agency’s decision not to spend appropriated funds could materially adversely affect our future revenues, earnings and cash flows and thus our ability to meet our financial obligations. U.S. government contracts are conditioned upon Congress’ continuing approval of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. State contracts are generally subject to similar funding considerations. Therefore, if Congress does not appropriate funds for programs under which the government procures our products, the lack of funds may result in a loss or significant reduction of our government sales. In addition, even if funded, an agency may elect not to spend appropriated funds for various reasons, which would have a similar potential adverse effect on our business, financial condition and results of operations.

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

Because we rely on a limited number of third party distributors for the marketing, sale and support of our products, the termination or disruption of these relationships may materially adversely affect our revenue.

We sell the majority of our products through a limited number of independent distributors and third party sales agents, such as Fisher Scientific Company LLC in the U.S. and Canada, W.W. Grainger, Inc. in the U.S. and Professional Protection Systems Ltd. and OPEC Systems internationally. Approximately 18% and 60% of our total sales in 2006 and 2005, respectively, were made through Fisher Scientific; approximately 13% and 4% of our total sales in 2006 and 2005, respectively, were made through W.W. Grainger. We anticipate that our distributors will continue to account for most of our sales in our Shelters and Related Products segment for the foreseeable future. We have a limited ability to influence our distributors’ marketing efforts and relying on distributors could harm our business for various reasons, including that the agreements with our distributors may contain unfavorable terms, such as exclusivity provisions or early termination rights; such agreements may terminate prematurely or result in litigation due to disagreements; our distributors may not devote sufficient resources to the sale of our products or may be unsuccessful in their efforts to sell our products or otherwise impair our reputation; existing relationships with our distributors may preclude us from entering into new arrangements; and we may not be able to negotiate new distributor agreements on acceptable terms.

We are subject to economic, political and other risks associated with our international sales, which could materially adversely affect our business.

A portion of our revenue is generated from the international sale of our products through distributors, predominately in Canada, Western Europe and Australia. Net revenue outside the United States was approximately 10%, 3% and 13% of our total net revenue in 2006, 2005 and 2004, respectively. Our international sales are subject to a variety of factors, including changes in the political or economic conditions in a country or region; future fluctuations in exchange rates; trade protection measures and import or export licensing requirements; difficulty in effectively managing our international distributors; and differing tax laws and regulatory requirements, and changes in those laws and requirements. If we are unable to adapt to the requirements of our international customers or the markets in which they operate, we may experience a material adverse effect on our international sales.

The purchase orders and contracts governing the purchase for our products may commit us to unfavorable terms.

We generally sell our shelter systems and most other products pursuant to purchase orders issued by the purchasing party. Although we attempt to ensure that the terms of such purchase orders are acceptable to us, some purchase orders may contain unfavorable terms, such as heightened performance or warranty obligations or return rights. Additionally, our larger customers may use purchase orders with established terms that are not subject to negotiation or change by us.

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

Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to efficiently: build and train sales and marketing staff to create an expanding presence in the rapidly evolving market for our products and services and keep them fully informed over time regarding the technical features, issues and key selling points of our products and services; build, provide incentives for and support strong distribution channel partners and keep them informed regarding technical features, issues and key selling points of our products and services; develop our customer support capacity for direct and indirect sales personnel so that we can provide customer support without diverting engineering resources from product development efforts; and expand our internal management and financial controls and the systems supporting such controls, such as our enterprise resource planning systems, significantly to maintain control over our operations and provide support to other functional areas as the number of our personnel and size of our organization increases.

We may not succeed with these efforts. Our failure to efficiently expand and develop these areas could cause our expenses to grow and our revenues to decline or grow more slowly than expected and could otherwise impair our growth.

We may not be able to obtain critical components.

We purchase a number of critical custom components from single source vendors for which alternative sources may not be available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a single source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet our required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Consolidations involving suppliers could reduce further the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business, financial condition and results of operations.

Our future financial performance will depend in large part on the successful development, demand for and acceptance of our products and services.

The market for our shelter, decontamination, PAPRs and other products and systems, as well as the market for our SSES rental services, may not grow, may grow at a slower rate than we expect or may diminish. Furthermore, the market may not accept our products. If the market fails to perform as we anticipate, or if the market fails to accept our products, our business could suffer.

Additionally, we must enhance the functionality of our products to maintain successful commercialization and continued acceptance of our product offerings. If we are unable to identify and develop new enhancements to existing products on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, reduction or cancellation of orders and loss of revenue. The life cycle of our products is difficult to predict and the market for many of our products is characterized by rapid technological change, changing customer preferences and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable.

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

Although we have received NIOSH approval to incorporate our filter canister into one of our own PAPRs designs, we currently have several commercial filter applications for OEMs under review with NIOSH. If regulatory review and approval takes longer than we anticipate or if NIOSH does not grant the approvals that we seek, the delay or lack of regulatory approval may have a material adverse effect on our business, financial condition and results of operations.

The regulation of our shelter, decontamination systems and other products outside the United States will vary by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with U.S. regulation as well as other risks.

The variable and often long sales cycles for our products could cause significant fluctuation in our quarterly and annual results.

The typical sales cycle of our shelter, decontamination systems and our other products is unpredictable and generally involves a significant commitment of resources by our customers. A customer’s decision to purchase our products generally involves the evaluation of the available alternatives by a significant number of personnel in various functional areas and often is subject to delays over which we may have little or no control, including budgeting constraints, internal procurement and other purchase review procedures and the inclusion or exclusion of our products on customer approved standards list. Accordingly, we typically must expend substantial resources educating prospective customers about our products. Therefore, the length of time between the date of initial contact with the potential customer or distribution channel partner and the related sale of our products may be as much as one year, with the larger sales generally requiring significantly more time. Additionally, the length of time between the date of initial contact and the sale is often subject to delays over which we may have little or no control, including the receipt of necessary government funding. As a result, our ability to predict the timing and amount of specific sales is limited. If we experience any delay or failure in completing sales, we may incur significant expense without generating any associated revenue which, if significant, could have a material adverse effect on our business and could cause operating results to vary significantly from quarter-to-quarter.

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

Although we seek to protect our products through a combination of patent, trade secret, copyright, and trademark law, there is no guarantee that our methods of protecting our intellectual property rights in the United States or abroad will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technologies. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property rights as fully as those in the United States. If we are unable to protect our proprietary technology or that of our customers, our results of operations and any competitive advantage that we may have may be materially and adversely affected.

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

We expect that products may be increasingly subject to third-party infringement claims as the number of competitors in the markets that we serve grows and the functionality of products in different industry segments grows and overlaps. Although we are not aware that our products employ technology that infringes any proprietary rights of third parties, there has been significant litigation in recent years in the United States involving patents and other intellectual property rights, and third parties may assert infringement claims against us. Regardless of whether these claims have any merit, they could be time-consuming to defend; result in costly litigation; divert our management’s attention and resources; cause product shipment delays; or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or otherwise incurring significant additional expenses and we may be judged liable for significant damages.

Our products may contain unknown defects that could result in product liability claims or decrease market acceptance and have a material adverse effect on our business, results of operations and financial condition.

We have offered, and continue to offer, various warranties on our products. Our products may contain unknown defects or result in failures, which are not detected until after commercial distribution and use. Any of these defects could be significant and could harm our business, financial condition and results of operations. Any significant defects or errors may result in costly litigation; diversion of management’s attention and resources; loss of sales; delay in market acceptance of our products; increase in our product development costs; or damage to our reputation.

In addition, the sale and support of our products may entail the risk of product liability or warranty claims based on personal injury or other damages due to such defects or failures. Although we maintain reserves for warranty-related claims that we believe to be adequate, we cannot assure you that warranty expense levels or the results of any warranty-related legal proceedings will not exceed our reserves. Additionally, although we carry comprehensive general liability insurance and product liability insurance for damages that may arise from our products, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims. Consequently, the marketing of our products entails product liability and other risks and could have a material adverse effect on our business, financial condition and results of operations.

Intense competition in our industry could limit our ability to attract and retain customers.

The markets for our products and services are intensely competitive. The markets for our products are characterized by evolving industry standards, changes in customer needs and preferences and opportunities relating to technological advancement, and are significantly affected by new product introductions and improvements. The markets for our services, including SSES’s event rental business, are characterized by high customer expectations with respect to performance and intense price competition. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, broader product offerings and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and services and lower profit margins, either of which could materially and adversely affect our business, results of operations and financial condition.

We expect to face increased competition in the future from our current competitors. In addition, new competitors or alliances among existing and future competitors may emerge and rapidly gain significant market share, many of which may possess significantly greater financial, marketing, technical, personnel and other resources.

Our Common Stock is subject to significant price fluctuations.

Effective in August 2004, our Common Stock was listed and began trading on the NASDAQ Small Cap Market, now known as the NASDAQ Capital Market. Previously, our Common Stock traded on the OTC Bulletin Board. Historically, there has been a limited public market for our Common Stock.

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

Our Articles of Incorporation and Bylaws contain the following provisions: an “advance notice” provision setting forth procedures governing stockholder proposals and the nomination of directors, other than by or at the direction of the Board of Directors or a Board committee; and a “classified” Board structure, generally providing for three-year staggered terms of office for all members of our Board.

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

We lease our headquarters facility to house our administrative and manufacturing activities pursuant to a lease that expires on April 30, 2010. As of December 31, 2006, the facility consisted of approximately 118,000 square feet, of which approximately 109,000 square feet were used as manufacturing space. The address of our headquarters facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

We lease our STI facility in Frederick, Maryland pursuant to a lease that expires on June 15, 2008. As of December 31, 2006, STI’s Frederick, Maryland facility was comprised of approximately 22,000 square feet of space, of which approximately 18,000 was used as manufacturing space. The address of STI’s facility is 5703 Industry Lane, Frederick, Maryland 21704.

We lease our SSES headquarters facility in Frederick, Maryland pursuant to a lease with an entity owned substantially by two of our employees that expires on December 31, 2008. We may extend the lease for SSES’s headquarters facilities for additional three year terms. As of December 31, 2006, SSES’s Frederick, Maryland facility was comprised of approximately 55,000 square feet of space, of which approximately 18,000 was used as manufacturing space. The address of SSES’s headquarters facility is 285 Buchiemer Road, Frederick, Maryland 21701. SSES has additional branch and administrative facilities in Maryland, North Carolina, Florida, Kentucky and California.

ITEM 3.	LEGAL PROCEEDINGS

Seattle Tarp Co., Inc. (“Seattle Tarp”) has filed a claim (“Arbitration Case”) in arbitration in Seattle, Washington with the American Arbitration Association (Case No. 75-181-Y-00070-05 JISI) against TVI and its wholly-owned subsidiary CAPA. Seattle Tarp alleges that TVI’s and CAPA’s hiring of a former Seattle Tarp employee (“Former STC Employee”) resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information. We do not believe that there is any merit to the claim asserted by Seattle Tarp and are vigorously defending the matter. We cannot, however, currently estimate the outcome of this matter. In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against the Former STC Employee, alleging that the employee breached the terms of an agreement intended to protect his former employer, Seattle Tarp, by accepting employment with TVI. The employee has filed a petition (“Civil Action”) in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp has filed counterclaims alleging that in connection with his employment at TVI the employee is engaging in the unauthorized use of confidential information. Seattle Tarp is seeking damages under various theories of liability. The employee is vigorously pursuing the matter, and TVI is currently bearing the employee’s litigation expenses. We have agreed to consolidate the Civil Action with the Arbitration Case in a single proceeding as part of the Arbitration Case in Seattle, Washington with the American Arbitration Association.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial condition or future operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Capital Market under the symbol “TVIN”. Market prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions. The following table provides information on market prices for the periods indicated.

	2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	$3.72	$3.30	$1.85	$1.95
High	4.35	4.00	3.61	3.15

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	$3.95	$3.41	$2.69	$3.50
High	5.15	5.38	4.49	4.80

Holders

We had an estimated 347 holders of record of our Common Stock as of March 1, 2007. Holders of our Common Stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

Dividends

The holders of outstanding shares of our Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board of directors from time to time may determine. There have been no dividends declared or paid on our Common Stock during the previous two years. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on our Common Stock in the foreseeable future and no payment of any dividends is contemplated by us for the foreseeable future. Additionally, the credit agreement TVI maintains with Branch Banking & Trust Company imposes significant limitations on our ability to declare and pay dividends.

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

Repurchase of Securities

We did not repurchase any of our Common Stock or other securities during the fourth quarter of 2006.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index (Broad Market Index) and a Hemscott Group Index for scientific/technical instruments over the past five years from December 31, 2001 through December 31, 2006.

The cumulative total stockholder return is based on $100 invested in our common stock and in the respective indices on December 31, 2001. The stock prices on the performance graph are not necessarily indicative of future price performance.

CUMULATIVE TOTAL RETURN THROUGH DECEMBER 31, 2006

AMONG TVI CORPORATION, NASDAQ MARKET INDEX, AND HEMSCOTT GROUP

INDEX*

*	Assumes $100 invested on December 31, 2001; assumes dividend reinvested; fiscal year ending December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of income data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of income data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Financial Highlights (in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Income Data (1):
Net revenue	$36,165	$32,836	$37,862	$27,218	$11,128
Gross profit	17,097	17,458	19,191	14,288	5,889
Operating income	3,610	8,001	10,251	8,040	3,072
Net income	$1,908	$5,038	$6,442	$5,367	$4,431
Earnings per common share—basic	$0.06	$0.17	$0.22	$0.20	$0.17
Average number of common shares outstanding—basic	32,751	30,325	29,082	27,249	26,321
Earnings per common share—diluted	$0.06	$0.16	$0.21	$0.18	$0.16
Average number of common shares outstanding—diluted	33,120	30,844	30,250	29,470	28,546

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (1):
Current assets	$27,407	$20,745	$20,414	$14,572	$6,935
Current liabilities	7,680	6,794	3,103	3,203	882
Working capital	19,727	13,951	17,311	11,369	6,053
Total assets	72,791	41,538	23,670	15,343	7,200
Long-term liabilities	26,413	255	—	—	—
Total liabilities	34,093	7,049	3,310	3,203	882
Minority interest	—	22	—	—	—
Stockholders’ equity	$38,698	$34,467	$20,360	$12,140	$6,318

(1)	The Consolidated Statement of Income data for the year ended December 31, 2006 includes the results of operations of SSES from its acquisition on October 31, 2006. The Consolidated Statement of Income data for the year ended December 31, 2005 includes the results of operations of STI from its acquisition on November 8, 2005. See Note 3 to the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this annual report entitled “Forward-Looking Statements” and “Risk Factors.” The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

We are a global supplier of homeland security, infection control, respiratory and filtration products for first receivers, such as hospitals, and first responders, such as law enforcement, fire and public health agencies. We are also a provider of shelter and equipment rental services for special events and disaster relief needs. In November 2005, we acquired STI, a privately-held supplier of powered air purifying respirators (“PAPRs”). As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In October 2006, we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC, a leading provider of full-service rental services for traditional special events and for disaster relief with broad temporary infrastructure offerings. The assets and operations we acquired from Signature Special Event Services, LLC are conducted through our wholly owned SSES subsidiary.

We design, manufacture, market and supply shelter systems, thermal marking devices, filtration systems and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame.

We also design, manufacture, market and supply PAPRs through our STI subsidiary, and plan to also supply disposable filter canisters for the first responder, military, healthcare and industrial markets. Subject to first article approval, we anticipate the operational launch of our high-capacity filter canister manufacturing line in our Glenn Dale, Maryland facility.

We are also a national provider of turn-key shelter and equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs through our SSES subsidiary. With facilities in Maryland, Florida, Kentucky, North Carolina and California, our extensive in-house inventory enables us to address events of any size and complexity, including extremely large-scale deployments such as our deployment of more than 600,000 square feet of tents, 2,500 tons of HVAC capacity, and 22 miles of power distribution at 40 sites within Texas, Louisiana, Florida and Mississippi as an integral part of the disaster response effort in connection with Hurricane Katrina. In addition to a substantial inventory of tents, our inventory of rental equipment includes flooring, lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment.

We seek to continue our growth strategy by expanding our product and services offerings and target markets. We intend to do so by organically developing new offerings and opportunities, capitalizing on synergies that arise from our shelter and related business and our more recently acquired businesses and by continuing to consider acquisition opportunities.

Historically, our most significant expense is cost of goods sold, which consists primarily of direct labor, raw materials and manufacturing overhead costs incurred in the manufacture of our products.

On October 31, 2006, in connection with our acquisition of SSES, we entered into a Credit Facility (as defined in “Liquidity and Capital Resources — Financing and Security Agreement with Branch Banking & Trust Company”) with Branch Banking & Trust Company (“BB&T”), which includes a $10.0 million acquisition credit facility and a $25.0 million revolving credit facility, both of which are further capped by a loan base which is calculated based on defined levels of eligible accounts receivable, inventory and fixed assets. As discussed below under “Liquidity and Capital Resources,” we received an advance of approximately $23.5 million under the Credit Facility to pay a portion of the purchase price for the acquisition and other amounts related to the purchase transaction. Concurrent with entering into the BB&T facility, we terminated our $10.0 million revolving credit facility with Bank of America, N.A (“BOA”). As of September 30, 2006 we had not drawn down any funds from the BOA facility. Cash and cash equivalents as of December 31, 2006 were $1.8 million. In addition, our investment in marketable securities as of December 31, 2006 was $2.4 million. During 2006, we continued to monitor our cash position.

Segments and Product Lines

In the fourth quarter of 2006, TVI organized into three reportable segments as a result of our acquisitions of STI and SSES, our integration and realignment efforts with respect to these acquisitions, and our recently completed high-capacity filter canister manufacturing line. These segments are Shelters and Related Product Lines (shelter systems, surge capacity and infection control systems and command and control systems and our isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services. For additional information relating to our reportable segments, including comparable segment data for prior periods, refer to Note 17 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Results of Operations

The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenue for the years ended December 31:

	2006	2005	2004
NET REVENUE	100%	100%	100%
COST OF SALES	53	47	49

GROSS PROFIT	47	53	51

OPERATING EXPENSES
Selling, general and administrative expenses	34	26	21
Research and development expenses	3	3	3

Total operating expenses	37	29	24

OPERATING INCOME	10	24	27
Interest and other income (expense), net	(1)	1	—

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	9	25	27
PROVISION FOR INCOME TAXES	4	10	10
MINORITY INTEREST IN LOSS OF SUBSIDIARY	—	—	—

NET INCOME	5%	15%	17%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net revenue, gross profit, selling, general and administrative (“SG&A”) expense and net income for the year ended December 31, 2006 include the results of operations of SSES for the period from November 1, 2006 through December 31, 2006. Net revenue, gross profit, SG&A expense and net income for the year ended December 31, 2005 include the results of operations of STI for the period from November 8, 2005 through December 31, 2005.

Net revenue:

Net revenue for the year ended December 31, 2006 was $36.2 million, an increase of $3.3 million, or 10%, from $32.8 million for the year ended December 31, 2005. Net revenue in each of our operating segments during 2006 and 2005 was as follows:

Segment	2006	2005
	(Dollars in millions)
Shelters and Related Products*	$26.1	$31.5
Personal Protection Equipment	6.6	1.3
SSES Rental Services	3.5	—

	$36.2	$32.8

*	Included in net revenue for Shelters and Related Products is net revenue from our thermal products of $3.9 million in 2006, $2.5 million in 2005, and $1.2 million in 2004.

The increase in net revenue is primarily attributable to the inclusion of the results of SSES for November and December 2006 and a full year of revenue contributed by STI in 2006, offset by a decrease in revenue from our Shelters and Related Products segment. The decrease in revenue from our Shelters and Related Products segment resulted primarily from slowing demand in the decontamination market, a trend that we anticipate will continue for the foreseeable future. This decrease was partially offset by an increase in net revenue from our hospital surge and thermal products. International sales increased to approximately $3.4 million in 2006 from $1.1 million in 2005.

Gross profit:

Gross profit decreased $0.4 million, or 2%, to $17.1 million for the year ended December 31, 2006 compared with $17.5 million for the year ended December 31, 2005. Gross margin as a percent of net revenue was 47% for 2006 compared with 53% for 2005. The decrease in the gross margin percentage is primarily related to the impact of our SSES Rental Services and Personal Protection Equipment segments. These segments generally have lower gross margin rates than our Shelters and Related Products segment. We expect our SSES Rental Services and Personal Protection Equipment segments to make up a larger portion of our net revenue in future periods and, accordingly, we expect that our gross profit margin as a percent of net revenue in future periods will be lower than historical levels.

Selling, general and administrative expense:

Selling, general and administrative (“SG&A”) expense was $12.3 million for the year ended December 31, 2006, an increase of $3.9 million, or 47%, from $8.4 million for the year ended December 31, 2005. As a percent of net revenue, SG&A expense increased to 34% for 2006 compared to 26% for 2005. The increase is primarily attributable to stock-based compensation expense of $616,000 incurred in connection with our adoption of SFAS 123R, and increased expenses for corporate governance matters, marketing logistics and tradeshows and higher than expected legal costs associated with our restatement of third quarter 2006 financial results that occurred in the fourth quarter of 2006.

Research and development expense:

Our research and development (“R&D”) expense was $1.2 million for the year ended December 31, 2006, an increase of $0.1 million, or 11%, from $1.1 million for the year ended December 31, 2005. Our R&D expense represents activity focused on developing new uses and applications for our existing products and on new product development, particularly in the area of thermal marker, infrared, infection control and PAPRs technology.

Operating income:

Operating income decreased by $4.4 million, or 55%, to $3.6 million for the year ended December 31, 2006, from $8.0 million for the prior year. Operating income as a percent of net revenue decreased to 10% for the year ended December 31, 2006 from 24% for the year ending December 31, 2005 primarily due to the decrease in gross profit margin and the increase in SG&A expenses discussed above.

Income taxes:

The provision for income taxes decreased $1.9 million, or 61%, to $1.3 million for the year ended December 31, 2006, from $3.2 million for the prior year. The effective tax rate (“EFT”) for 2006 was 40%, compared to 39% for 2005.

Net income:

Net income decreased $3.1 million, or 62%, to $1.9 million for the year ended December 31, 2006 from $5.0 million for the prior year as a result of the factors discussed above. Earnings per diluted share were $0.06 for the year ended December 31, 2006, compared with $0.16 for the prior year.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net revenue, gross profit, SG&A expense and net income for the year ended December 31, 2005 include the results of operations of STI for the period November 8, 2005 through December 31, 2005. STI did not have a material effect on our results of operations for the full year ended December 31, 2005.

Net revenue:

Net revenue decreased $5.0 million, or 13.3%, to $32.8 million for the year ended December 31, 2005 from $37.9 million for the year ended December 31, 2004. The sales decrease is primarily attributable to a slowdown among first responder agencies that occurred at both the state and local levels as organizations awaited further standardization protocols and directives from the Department of Homeland Security and the Federal Emergency Management Agency. International sales decreased to approximately $1.1 million in 2005 from $4.8 million in 2004.

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

SG&A expenses:

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

R&D expense:

Our R&D expense was $1.1 million for the year ended December 31, 2005, an increase of $0.1 million, or 7.9%, from $1.0 million for the year ended December 31, 2004. Our R&D expense represents activity focused on the improvement and maintenance of our existing products; developing new uses and applications for our existing products; and the development of new products, particularly in the area of thermal marking infra-red, infection control and PAPRs technology. Many of these R&D activities are continued R&D initiatives started in 2004.

Operating income:

Operating income decreased by $2.3 million, or 22.0%, to $8.0 million for the year ended December 31, 2005, from $10.3 million for the prior year. Operating income as a percent of net revenue decreased to 24% for the year ended December 31, 2005 from 27% for the year ending December 31, 2004 primarily due to the increase in SG&A expenses.

Income taxes:

The provision for income taxes decreased $0.7 million, or 16.9%, to $3.2 million for the year ended December 31, 2005, from $3.9 million for the prior year. The EFT for 2005 was 39%, compared to 38% for 2004. The increase in the EFT for 2005 compared with the prior year is primarily attributable to the reduction of the extraterritorial deduction due to our decrease in international sales and a $0.2 million payment related to an IRS audit of our 2003 year, offset slightly by a newly available 2005 manufacturing deduction.

Net income:

Net income decreased $1.4 million, or 21.8%, to $5.0 million for the year ended December 31, 2005 from $6.4 million for the prior year as a result of the factors discussed above. Earnings per diluted share were $0.16 for the year ended December 31, 2005, compared with $0.21 for the prior year.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and to fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms.

We expect our currently available cash and investments and our ability to access credit lines if needed, to be sufficient to fund operations, capital expenditures, and any increase in working capital that we would need to accommodate a higher level of business activity. We are actively seeking to expand our business both through acquisitions, as well as through organic growth. While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing on acceptable terms based, among other things, on our historical performance and current financial position.

As of December 31, 2006 working capital was $19.7 million, an increase of $5.7 million, or 41%, from $14.0 million at December 31, 2005. Cash and cash equivalents and available for sale securities as of December 31, 2006 totaled $4.2 million, a decrease of $2.5 million, or 37%, from $6.7 million as of December 31, 2005. Our acquisition of SSES resulted in an increase in working capital of $1.3 million. In addition to the increase in working capital resulting from the addition of SSES, the increase in working capital primarily reflects an increase in inventory of $1.5 million and income tax payments of $2.8 million. From time to time, we invest cash in U.S. Treasury securities, corporate commercial paper and other interest-bearing securities with various maturities.

Accounts receivable as of December 31, 2006 were $11.0 million, an increase of $3.0 million, or 38%, from $8.0 million as of December 31, 2005. Days-sales outstanding, or DSO, as of December 31, 2006 was 71 days compared to 69 days as of December 31, 2005. The increases in accounts receivable and DSO are primarily attributable to our acquisition of SSES, which added $3.4 million in accounts receivable. Generally, we provide Net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable at December 31, 2006 (in thousands):

	Accounts Receivable Days Past Due
	61 - 90 Days	91 - 120 Days	121 Days and Over
Outstanding at December 31, 2006	$643	$2,069	$669
Collected through March 8, 2007	426	2,011	288
Allowance for doubtful accounts at December 31, 2006	12	8	97

Inventory as of December 31, 2006 was $6.2 million, an increase of $1.5 million, or 32%, from $4.7 million as of December 31, 2005. Annualized inventory turnover was 3.4 times for the year ended December 31, 2006 compared to 4.7 times for the prior year. The increase in inventory consisted of $616,000 in our shelters and related products segment, $398,000 in our personal protection equipment segment, and $488,000 in our marketing demonstration inventory. The increase in shelters and related products inventory was the result of approximately $350,000 of work-in-progress to fulfill orders that were shipped in January 2007 and raw material purchases associated with unfulfilled and anticipated orders. The increase in our personal protection equipment inventory was related to purchases in anticipation of a large order for our National Guard Response Kits that we now expect to ship in the second quarter of 2007 and to the purchase of $150,000 of carbon for our C2A1 filter canister production. The increase in our marketing demonstration inventory primarily relates to the increase in our hospital surge demonstration activities. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Although our inventory balance has increased, our reserve has decreased by $226,000. The decrease in the reserve is the result of writing off $167,000 in inventory and selling some of our older inventory, none of which was sold for a loss.

We had an income tax receivable as of December 31, 2006 of $1.3 million compared to an income tax payable of $1.5 million as of December 31, 2005. This change is attributable to the payment of 2005 income tax liability in 2006 and estimated payments on 2006 income taxes that resulted in an income tax receivable as of December 31, 2006.

Prepaid and other current assets as of December 31, 2006 were $3.9 million, an increase of $2.9 million, or 300%, from $1.0 as of December 31, 2005. The increase is primarily attributable to amounts due from the sellers of the assets of Signature Special Event Services, LLC (“SSES LLC”) in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of acquisition and our reclassification of acquired past due accounts receivable, which we have the right to collect from the sellers.

Accounts payable as of December 31, 2006 were $2.2 million, a decrease of $1.0 million, or 31%, from $3.2 million as of December 31, 2005. This decrease is attributable to our acceleration of payments to our vendors and suppliers in order to take advantage of payment discounts, partially offset by the addition of $1.0 million from SSES’s accounts payable as of December 31, 2006.

Cash used in operating activities was $3.6 million for the year ended December 31, 2006 compared to cash provided by operating activities of $3.6 million for the year ended December 31, 2005. Cash used in investing activities totaled $618,000 for 2006, including $2.0 million for the purchase of property, plant and equipment, offset in part by $1.8 million from the sale of marketable securities. Cash provided by financing activities was $3.3 million for the year ended December 31, 2006, including net borrowings from the Credit Facility with BB&T, discussed below, offset by payments on long-term debt.

Incentive Bonus and Earnout Arrangements. In connection with the STI acquisition, additional earnout consideration may be payable should certain conditions be met by STI’s operations, including the generation of certain income amounts by STI in the 12 month periods ending June 30, 2006 and 2007. No earnout payment was earned for the 12 month period ended June 30, 2006. The maximum amount of potential earnout payments are $5.5 million, payable 50% in cash and 50% in the form of restricted Common Stock, based on cumulative STI results through June 30, 2007.

In connection with our acquisition of SSES, we entered into an Incentive Bonus Program (the “Program”) consisting of an annual bonus based on EBITDA (the “EBITDA Bonus”), and a separate three-year bonus based on TVI’s return on invested capital related to its acquisition of SSES, payable in 2010 (the “Return on Invested Capital Bonus”), and covers Thomas Brown, Douglas Remsberg and Dennis Remsberg (together, the “Participants”). Any bonus earned under the Program may be paid in any combination of cash and shares as TVI shall elect, provided that at least 35% of each payment must be in cash. Each of the Participants will be entitled to receive one-third of any EBITDA Bonus that becomes payable.

The Participants collectively will be eligible to receive an annual EBITDA Bonus, if any, for each of 2006, 2007, 2008 and 2009 equal to 50% of EBITDA for the acquired business for such year (or, in the case of 2006, a partial year) in excess of $3.5 million ($875,000 for the partial 2006 payment, based on results for the period from Closing through December 31, 2006). Any EBITDA Bonus will be paid within 120 days of the applicable year-end. No EBITDA Bonus was earned for the partial year ended December 31, 2006.

The Participants also will be eligible to receive a Return on Invested Capital Bonus payment in 2010 based upon the average quarterly EBIT return for the acquired business measured over a three-year performance period from January 1, 2007 through December 31, 2009 in excess of a hurdle rate. Specifically, the Participants will be entitled to receive a multiple of 6.6 times one-half of any Excess EBIT Return (before the Participants’ EBITDA Bonus) for 2007 – 2009. Excess EBIT Return means a dollar amount obtained by multiplying the difference, if any, by which the actual 2007 – 2009 EBIT ratio exceeds a 15% EBIT hurdle ratio times total invested capital (i.e., the adjusted purchase price for SSES, as adjusted for 2007 – 2009 changes in net working capital and net fixed assets).

The Return on Invested Capital Bonus, if any, will be payable no later than April 30, 2010. If paid in whole or in part in TVI shares, such shares will vest over a two-year period following the date of issuance, conditioned upon the Participants’ continued and uninterrupted employment under their respective employment agreement (i.e., one-half of such shares shall vest and be released to Participants on the first anniversary of the issuance thereof, and the remaining one-half of such shares shall vest and be released to Participants on the second anniversary of the issuance thereof). Each Participant will be entitled to receive one-third of any Return on Invested Capital Bonus that becomes payable.

The total number of shares of TVI common stock issuable to the Participants under the Program, together with any shares issuable to the Participants under any other plan or program of TVI or SSES, shall not exceed 19.9% of the total number of TVI shares issued and outstanding as of the closing of the acquisition.

Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with the acquisition of Signature Special Event Services, LLC, TVI and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $10.0 million acquisition credit facility (the “Acquisition Facility,” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are additionally capped by a loan base which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets. Borrowings under $5.0 million of the Acquisition Facility (the term loan portion of the Acquisition Facility) bear interest at a rate equal to LIBOR plus 2.25%. Borrowing under the balance of the Acquisition Facility and the Revolving Facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 2.25% based upon the ratio of TVI’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters.

The Credit Agreement also provides that BB&T will issue letters of credit for our account in aggregate undrawn amounts of up to $2.0 million. Annual fees for letters of credit issued for our account will equal 1.25% to 2.25% of the face amount of such letters of credit based upon the ratio of our consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries.

The Credit Agreement contains customary covenants that will, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires us to maintain on a consolidated basis a ratio of Funded Debt to EBITDA of 3.0 to 1.0 or less on a rolling four quarter basis (the “Funded Debt Requirement”). On March 12, 2007, we notified BB&T that, for the testing period ended as of December 31, 2006, we were not in compliance with the Funded Debt Requirement (“Funded Debt Requirement Noncompliance”) which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness. On March 14, 2007, BB&T granted to us a waiver with respect to the Funded Debt Requirement Noncompliance. No amendments were made to the Credit Facility as a result of the Funded Debt Requirement Noncompliance or corresponding grant of waiver by BB&T.

We paid a total commitment fee of $43,750 in connection with the establishment of the Credit Facility, and paid certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the Credit Agreement. We must also pay a monthly fee equal to an annual rate of 0.20% to 0.35% of the unused Revolving Credit Facility, which rate is based on our consolidated Funded Debt to EBITDA ratio.

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

Also on October 31, 2006, we received an advance of approximately $23.5 million under the Credit Facility to pay a portion of the purchase price for SSES under the purchase agreement and other amounts related to the purchase transaction. After the draw, no amounts remain available under the Acquisition Facility. The Credit Agreement provides that future advances under the Revolving Credit Facility can be used only for working capital purposes.

We believe that we have adequate production equipment to support our current level of operations. We spent $2.0 million on plant and equipment in 2006 and $1.4 million in 2005. These 2006 and 2005 purchases primarily related to the new filter canister manufacturing line and other product expansion initiatives. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. Additionally, we anticipate incurring capital expenditures for new rental inventory and refurbishing costs for existing rental inventory for SSES. We currently intend to purchase any such equipment from operating funds; however, we may use funds drawn under the Credit Facility to make such purchases.

Contractual Obligations, Commitments and Off-Balance Sheet Obligations

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

	Payments Due by Fiscal Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Long-term debt (1)	$26,716	$2,500	$2,292	$21,924	$—
Non-compete obligations (2)	2,813	750	1,500	563	—
Operating lease obligations (3)	5,450	1,961	2,463	967	59

Total	$34,979	$5,211	$6,255	$23,454	$59

(1)	As of December 31, 2006, long-term debt obligations include future payments related to the Credit Facility.
(2)	As of December 31, 2006, noncompete obligations are comprised of future Non-Compete Payments; figures reflected in the table assume that Non-Compete Payments are paid 100% in cash.
(3)	As of December 31, 2006, operating lease obligations include future payments related to accrued lease costs of $51 which are included in accrued liabilities on the balance sheet.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to revenue recognition, inventory valuation, research and development, goodwill and intangible assets, credit sales and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in estimates and assumptions used by management could have a significant impact on our financial results and actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment or upon delivery or acceptance by the customer, depending on the terms of the sale. We record sales discounts and allowances in the period in which the sale occurs. Our rental services are principally performed under fixed price contracts. Revenue is recognized on a monthly basis over the term of the service based on the ratio of contract costs incurred to date to expected total contract costs. Contract costs include all direct labor, subcontractors, transportation, equipment and tent costs and those other direct costs related to contract performance, such as flooring, travel and warehousing costs.

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

Credit and Collections

We maintain allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products and receipt of services on open credit. We diligently pursue collection of all of our accounts receivable and evaluate the collectibility of accounts receivable based on a combination of factors. When we become aware that a customer is experiencing financial difficulties that may impair its ability to repay us, we record a specific allowance against that receivable to reduce it to its estimated net realizable value. For many of our customers, where there is no indication of financial difficulty, we record a reserve based on the length of time the receivable balance is outstanding. Certain customers, including international customers and federal, state and local government entities which at times represent a significant portion of our receivables balance, have a history of paying us later than our normal payment terms. For these customers, we record a reserve when evidence is available that we may not collect the entire receivable balance.

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

At December 31, 2006, we were in a dispute with one customer related to a receivable balance of approximately $303,000. The outstanding amounts relate to a sale of products to a distributor (“TVI Sale”) for a subsequent sale by that distributor to its customer in connection with the customer’s response to Hurricane Katrina. The distributor subsequently sought to return a portion of the products purchased under the TVI Sale although the products had been used. We refused to accept the return; however, we agreed to evaluate and, if requested by the distributor, refurbish the products. In approximately March 2006, the distributor refused to accept our return of the products to the distributor. We have continued to pursue collection since that time.

We filed our initial legal complaint in June 2006 for collection (“Dispute”) and recorded a specific reserve of approximately $30,000 against the related receivable balance relating to the TVI Sale. In October 2006, the distributor motioned for dismissal of the Dispute based on lack of personal jurisdiction. We believe that it is highly unlikely that the distributor will prevail in its motion to dismiss. Until and unless facts arise in discovery that weaken our case regarding the Dispute, we believe that the Dispute is a straight-forward collection matter in which TVI will prevail. We do not believe the distributor to be a credit risk.

We believe that, as of December 31, 2006, we had recorded an appropriate reserve for this receivable. If facts arise that undercut the merits of our position in the Dispute, we intend to reassess the appropriateness of our reserve at that time.

Research and Development

R&D costs are expensed as incurred. These costs include direct labor and materials as well as a reasonable allocation of overhead costs. However, no SG&A costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. We have adopted SFAS No. 142, which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and other intangible assets and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units.

Business Combinations

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

Effect of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company’s financial statements are more fully discussed in Note 1 under Stock-based Compensation and Note 12—Stockholders’ Equity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not presently have any derivative instruments and believe this new accounting standard will have no impact on our financial condition or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not presently have any servicing assets and servicing liabilities and believe this new accounting standard will have no impact on our financial condition or results of operation.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact, if any, of FIN 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of this new standard, but currently believe that adoption will not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. We do not offer any defined benefit retirement plans and therefore believe this new accounting standard will have no impact on our financial condition or results of operation.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk on our variable rate debt under our Credit Facility with BB&T. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $267,000 based on the principal balance under our Credit Facility as of December 31, 2006. Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TVI Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of TVI Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Stegman & Company

Stegman & Company

Baltimore, Maryland

March 14, 2007

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,757	$2,589
Marketable securities – available for sale	2,434	4,100
Accounts receivable – trade (net of allowance for doubtful accounts of $117 and $175 at December 31, 2006 and 2005, respectively)	11,027	8,016
Inventories, net	6,226	4,724
Income taxes receivable	1,308	—
Deferred income taxes	722	332
Prepaid expenses and other current assets	3,933	984

Total current assets	27,407	20,745

Property, plant and equipment, net	18,428	4,346

Other assets:
Goodwill	20,932	15,781
Intangible assets, net	5,976	618
Other	48	48

Total other assets	26,956	16,447

Total assets	$72,791	$41,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,209	$3,208
Accrued liabilities	2,302	2,117
Current portion of long-term debt	2,500	—
Current portion of non-compete payments	669	—
Income taxes payable	—	1,469

Total current liabilities	7,680	6,794
Long-term debt, net of current portion	24,216	—
Non-compete payments, net of current portion	1,566	—
Deferred income taxes	631	255

Total liabilities	34,093	7,049

Minority interest in equity of subsidiary	—	22

Commitments and contingent liabilities (Note 10)

Stockholders’ equity:
Convertible preferred stock – $1.00 par value; 1,200 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock – $0.01 par value; 98,800 shares authorized, 33,174 and 32,470 shares issued and outstanding at December 31, 2006 and 2005, respectively	332	324
Additional paid-in capital	25,991	23,676
Retained earnings	12,375	10,467

Total stockholders’ equity	38,698	34,467

Total liabilities and stockholders’ equity	$72,791	$41,538

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Net revenue	$36,165	$32,836	$37,862
Cost of sales	19,068	15,378	18,671

Gross profit	17,097	17,458	19,191

Operating expenses:
Selling, general and administrative expenses	12,275	8,368	7,931
Research and development expenses	1,212	1,089	1,009

Total operating expenses	13,487	9,457	8,940

Operating income	3,610	8,001	10,251
Loss from termination of joint venture agreement	(282)	—	—
Interest and other income (expense), net	(169)	245	58

Income before provision for income taxes	3,159	8,246	10,309
Provision for income taxes	1,255	3,214	3,867

Income before minority interest in net loss of consolidated subsidiary	1,904	5,032	6,442
Minority interest in net loss of consolidated subsidiary	4	6	—

Net income	$1,908	$5,038	$6,442

Earnings per Common Share – basic	$0.06	$0.17	$0.22
Average number of Common Shares outstanding – basic	32,751	30,325	29,082

Earnings per Common Share – diluted	$0.06	$0.16	$0.21
Average number of Common Shares outstanding – diluted	33,120	30,844	30,520

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
BALANCE – DECEMBER 31, 2003	$53	$279	$12,821	$(1,013)	$12,140
Conversion of Preferred Stock to 106 Common Shares	(53)	1	52	—	—
89 Common Shares issued in acquisition of CAPA Manufacturing LLC	—	1	359	—	360
Common Shares issued – exercise of options:
525 Common Shares issued to Directors	—	5	65	—	70
1,093 Common Shares issued to officers, employees and others	—	15	491	—	506
36 Common Shares issued to Directors	—	—	125	—	125
262 Treasury Shares retired upon exchange in option exercises	—	(3)	(85)	—	(88)
Income tax benefit – exercise of options	—	—	805	—	805
Net income	—	—	—	6,442	6,442

BALANCE – DECEMBER 31, 2004	—	298	14,633	5,429	20,360
Common Shares issued – exercise of options:
225 Common Shares issued to Directors	—	2	66	—	68
117 Common Shares issued to officers and employees	—	1	212	—	213
Stock-based compensation including 43 Common Share grants	—	—	155	—	155
2,314 Common Shares issued in acquisition of Safety Tech International, Inc.	—	23	8,191	—	8,214
Income tax benefit – exercise of options	—	—	419	—	419
Net income	—	—	—	5,038	5,038

BALANCE – DECEMBER 31, 2005	—	324	23,676	10,467	34,467
Common Shares issued – exercise of options:
100 Common Shares issued to Directors	—	1	12	—	13
15 Common Shares issued to officers and employees	—	1	8	—	9
Stock-based compensation including 120 Common Share grants	—	1	1,067	—	1,068
463 Common Shares issued for Finders’ and Non-Compete Agreements in connection with the acquisition of SSES, LLC	—	5	1,058	—	1,063
Income tax benefit – exercise of options	—	—	170	—	170
Net income	—	—	—	1,908	1,908

BALANCE – DECEMBER 31, 2006	$—	$332	$25,991	$12,375	$38,698

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Operating Activities
Net income	$1,908	$5,038	$6,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,450	617	277
Loss from termination of Joint Venture agreement	282	—	—
Write-off of prepaid acquisition costs	143	—	—
Provision for doubtful accounts	41	73	38
Provision for deferred income taxes	60	52	159
Minority interest in net loss of subsidiary	(4)	(6)	—
Stock-based compensation	831	155	—
Excess tax benefit from stock-based compensation	(170)	419	805
Earnings on marketable securities reinvested	(134)	(10)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	515	(2,383)	(242)
Inventory	(1,844)	(2,151)	199
Prepaid expenses and other current assets	(462)	(191)	(138)
Income taxes	(2,777)	795	—
Accounts payable	(3,637)	1,199	(72)
Accrued liabilities	241	(27)	(244)

Net cash provided by (used in) operating activities	(3,557)	3,580	7,224

Investing Activities
Purchases of intangible assets	(69)	(431)	(269)
Purchases of marketable securities	—	(5,090)	—
Proceeds from sale of marketable securities	1,800	1,000	—
Purchases of property, plant and equipment	(2,005)	(1,416)	(1,981)
Payments on non-compete agreements	(62)	—	—
Cash payments for acquisitions, net of cash received	(282)	(8,352)	—

Net cash used in investing activities	(618)	(14,289)	(2,250)

Financing Activities
Net borrowings on line of credit	3,416	—	—
Payments on long-term debt	(208)	—	—
Payment of bank commitment fee and other	(57)	(37)	—
Excess tax benefit from stock-based compensation	170	—	—
Proceeds from exercise of stock options	22	281	488

Net cash provided by financing activities	3,343	244	488

Net increase (decrease) in cash and cash equivalents	(832)	(10,465)	5,462
Cash and cash equivalents at beginning of year	2,589	13,054	7,592

Cash and cash equivalents at end of year	$1,757	$2,589	$13,054

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. Organization and Basis of Presentation.

Organization

TVI Corporation (“TVI”), a Maryland corporation formed in 1977, together with its subsidiaries (the “Company”), designs, manufactures, markets and supplies shelter systems, thermal marking devices, filtration systems and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. The Company’s shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ the Company’s proprietary articulating frame. The Company also designs, manufactures, markets and supplies a line of powered air-purifying respirators (“PAPRs”) and also plans to supply disposable filter canisters for the first responder, military, healthcare and industrial markets. In the fourth quarter of 2006, the Company began providing broad temporary infrastructure offerings for traditional special events and for disaster relief under short and long-term rental contracts.

On October 31, 2006, TVI, through its newly formed wholly-owned subsidiary, Signature Special Event Services, Inc., (“SSES”) acquired substantially all of the assets and specified liabilities of Signature Special Event Services, LLC (“SSES LLC”), a privately held provider of tent and related equipment for special events and disaster recovery. On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held supplier of PAPRs for chemical, biological, radiological and nuclear (“CBRN”) protection. As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In April 2004, TVI formed CAPA Manufacturing Corp. (“CAPA”) as a wholly owned subsidiary of TVI. At that time, TVI, through CAPA, acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately held respiratory products research, design and manufacturing company. In April 2006, TVI combined the operations of CAPA with the operations of STI.

The Company’s headquarters is located in Glenn Dale, Maryland where it manufactures most of its products. The Company also has operations in Frederick, Maryland where it manufactures its PAPRs products. The headquarters of the Company’s SSES subsidiary is located in Frederick, Maryland, which also contains SSES’ administrative offices as well as a full service equipment, maintenance and manufacturing facility. SSES also has a branch office located in Eldersburg, Maryland where it stores and manufactures its HVAC and mobile kitchen units. Additional full service branch and administrative offices of SSES are located in North Carolina, Florida, Kentucky, and California.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Operating Segments

The Company determines and discloses its segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information (as

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

amended)”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. For the years ended December 31, 2005 and 2004, the Company’s management reporting structure provided for only one segment. During the 4th quarter of 2006, the Company organized into three reportable segments as a result of its acquisitions of STI and SSES, its integration and realignment efforts with respect to these acquisitions, and its recently completed high-capacity filter canister manufacturing line.

The three segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems and command and control systems and isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services.

2. Summary of Significant Accounting Policies.

Revenue Recognition

Sales of manufactured products. Revenue is recognized from sales when the risks and rewards of ownership pass to customers, which may either be at the time of shipment or upon delivery and acceptance by the customer, depending on the terms of sale. Sales discounts and allowances are recorded in the period in which the sale occurs.

Rental services. The Company’s rental services are principally performed under fixed price contracts. Revenue is recognized periodically over the term of the service based on the ratio of contract costs incurred to date to expected total contract costs. Contract costs include all direct labor, subcontractors, transportation, equipment and tent costs and those other direct costs related to contract performance, such as flooring, travel and warehousing costs.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with financial institutions and short-term, highly liquid investments purchased with original maturities of three months or less. The carrying value of the cash equivalents approximates their estimated fair value.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale.

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

Marketable securities at December 31, 2006 and 2005 consisted of floating rate municipal government debt securities with a market value of $2.4 million and $4.1 million, respectively, and maturities exceeding 10 years. Unrealized gains and losses were not material for any of the periods presented. At December 31, 2006 and 2005, the carrying value of marketable securities approximated their market value.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of billed amounts, unbilled amounts and an estimated allowance for uncollectible accounts. Billed amounts represent invoices that have been prepared and sent to the customer for products delivered and services rendered. Unbilled amounts arise from the SSES rental services and are comprised principally of amounts of costs incurred and estimated earnings on contracts for which billings had not been presented to the customer at the balance sheet date. As of December 31, 2006, unbilled receivables were approximately $957,000.

The Company maintains allowances for doubtful accounts receivable in order to reflect the potential uncollectibility of receivables related to purchases of products and receipt of services on open credit. The Company diligently pursues collection of all of its accounts receivable and evaluates the collectibility of accounts receivable based on a combination of factors. When the Company becomes aware that a customer is experiencing financial difficulties that may impair the customer’s ability to repay, the Company records a specific allowance against that receivable to reduce it to its estimated net realizable value. For many of the Company’s customers, where there is no indication of financial difficulty, the Company records a reserve based on the length of time the receivable balance is outstanding. Certain customers, including international customers and federal, state and local government entities which at times represent a significant portion of the Company’s receivables balance, have a history of paying us later than our normal payment terms. For these customers, the Company records a reserve when evidence is available that the Company may not collect the entire receivable balance.

Inventories

Inventories are valued at the lower of approximate cost, determined by the first-in, first-out (FIFO) method of valuation, or market. Inventories consist primarily of raw material and other components used in the manufacture of goods for sale.

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost, net of accumulated depreciation. Plant and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciation on production equipment under construction is recorded from the date such assets are placed in service.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

Goodwill

Goodwill is recorded on business combinations to the extent the cost of an acquired entity exceeds the fair value of the net assets acquired.

The Company tests for goodwill impairment at least annually, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. This evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of the asset exceeds its fair value. The Company performed its most recent impairment test of goodwill as of September 30, 2006 and concluded that no impairment to the carrying value of goodwill existed.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Other Intangible Assets, Net

Other intangible assets, net consists of deferred costs and acquired intangible assets. The Company capitalizes the cost of acquired intangible assets and amortizes them over their estimated useful lives on a straight-line basis, unless such lives are deemed indefinite. Unamortized loan costs include fees and other costs incurred to obtain long-term financing and are generally amortized over the life of the related debt.

Warranty Liability

Accruals for product warranty claims are recorded on an undiscounted basis when it is probable that a liability has been incurred and such liability can be reasonably estimated.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short-term nature of their underlying terms or the variable nature of the interest charged.

Research and Product Development Costs

Research and product development expenditures are charged to operations as incurred. During the years ended December 31, 2006, 2005 and 2004, research and product development costs amounted to $1.2 million, $1.1 million and $1.0 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2006, 2005 and 2004, advertising costs amounted to $193,000, $103,000 and $198,000, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. The Company evaluates the likelihood of realization of deferred tax assets and provides a valuation allowance where, in management’s opinion, it is more likely than not that the asset will not be realized. In management’s opinion, at December 31, 2006 and 2005, no valuation allowance was necessary as all assets are considered to be realizable from future operations.

Stock-based Compensation

As more fully described in Note 12, the Company has adopted the 1998 Incentive Stock Option Plan (the “Plan”), which provides for the award of shares of the Company’s common stock and the grant of non-qualified and incentive stock options to directors, officers and employees.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based employee compensation cost was recognized under the Plan in the Consolidated Statement of Income for the years ended December 31, 2005 and 2004 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for the years ended December 31, 2005 and 2004 have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before provision for income taxes and net income for the year ended December 31, 2006, are $616,000 and $586,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Reported basic and diluted earnings per share for the year ended December 31, 2006 are $0.02 lower than if it had continued to account for share based compensation under APB Opinion No. 25.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated using the weighted-average number of common shares plus dilutive securities outstanding during the period. Dilutive securities consist of stock options and convertible preferred stock.

EPS does not assume conversion of securities into common shares if conversion of those securities would increase diluted EPS in a given year. The calculation of the Company’s average number of common shares outstanding – diluted for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Average number of common shares outstanding – basic	32,751	30,325	29,082
Dilutive effect of stock options	369	519	1,438

Average number of common shares outstanding – diluted	33,120	30,844	30,520

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition, results of operation or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any servicing assets and servicing liabilities and believes this new accounting standard will have no impact on its financial condition, results of operation or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition and liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard will have no impact on its financial condition, results of operation or liquidity.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

3. Acquisitions and Contingent Consideration.

Signature Special Event Services, Inc. On October 31, 2006 the Company entered into a purchase agreement to acquire substantially all of the assets of privately-held SSES LLC (the “Asset Purchase”). The aggregate consideration paid in connection with the Asset Purchase included a cash purchase price of $20 million plus a $1.75 million working capital surplus estimated at closing and the assumption of approximately $3.1 million of operational liabilities. The Company deposited $2.0 million of the cash purchase price into escrow to secure TVI’s indemnification rights under the purchase agreement.

Included in prepaid and other current assets as of December 31, 2006 is approximately $2.1 million in amounts due from the sellers of the assets of SSES LLC in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of acquisition and our reclassification of acquired past due accounts receivable, which the Company has the right to collect from the sellers.

In connection with the Asset Purchase, the Company entered into a Finder’s Agreement and agreed to pay a $2.0 million finder’s fee to a former manager of SSES LLC. On October 31, 2006, the Company paid $1.0 million in cash and $1.0 million in the Company’s common stock by issuing 436,110 shares of common stock valued at $2.293 per share.

Also, in connection with the Asset Purchase, the Company entered into a Credit Facility with Branch Banking and Trust Company (the “BB&T Credit Facility”), as more fully described in Note 8. The Company also entered into Non-compete Agreements, as more fully described in Note 10.

The following table summarizes the allocation of the total acquisition consideration to the net assets acquired (in thousands):

Current assets	$6,211
Fixed assets	13,041
Intangible assets	5,736
Goodwill	5,330

Total assets acquired	30,318
Current liabilities	(3,138)
Non-compete obligations	(2,390)

Acquisition consideration	$24,790

Safety Tech International, Inc. On November 8, 2005 the Company acquired 100% of the outstanding common stock of STI, a manufacturer of powered air respirators, for acquisition consideration of approximately $17.0 million (consisting of $8.2 million in cash, 2,313,811 shares of restricted common stock with an estimated market value of $8.2 million and acquisition-related expenses of $579,000). The following table summarizes the allocation of the total acquisition consideration to the net assets acquired (in thousands):

Current assets	$2,729
Fixed assets	762
Intangible assets	153
Goodwill	15,176

Total assets acquired	18,820
Current liabilities	(1,702)
Other liabilities	(108)

Acquisition consideration	$17,010

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

The acquisition consideration does not include (i) additional earnout consideration that may be payable should certain conditions be met by STI and its stockholders, including the generation of certain income amounts by STI in the 12 month periods ending June 30, 2006 and 2007 or (ii) the repayment of a portion of the acquisition consideration by the selling stockholders, should STI not generate certain levels of revenue in the 12 month periods ending June 30, 2006 and 2007 (the “STI Consideration Adjustments”). The terms of the Agreement and Plan of Merger dated November 8, 2005 provide for a maximum earnout consideration of $5.5 million and earnout payments, if any, to be paid 50% in cash and 50% in the form of restricted common stock of the Company. Such amount payable, if any, will be recorded as compensation expense in the year paid and will be paid using available funds or by borrowing against credit lines. In addition, 1,348,404 shares of the Company’s common stock paid in connection with the acquisition were held in escrow as of December 31, 2005 to secure certain obligations of the selling shareholders. On June 30, 2006, one-half of the shares held in escrow were released. Intangible assets acquired of $153,000 represent the fair value of certain patent and other rights held by STI as of November 8, 2005. The estimated useful life of the identified amortizable intangible assets acquired in the purchase of STI is five years.

CAPA Manufacturing LLC. In April 2004 the Company purchased substantially all of the tangible and intangible assets of CAPA Manufacturing LLC (“CAPA”), a privately-held manufacturer of powered air purifying respirators and related respiration products. The purchase price included the payment of approximately $550,000 in cash, the issuance of 88,785 shares of the Company’s common stock and the payment of acquisition-related expenses equal to approximately $84,000. The Company recorded goodwill totaling $604,000 in connection with the acquisition. During 2006, the Company combined the operations of CAPA with the operations of STI.

The above acquisitions were accounted for as purchase transactions, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the dates of acquisition. The Company determines fair value through analyses prepared by management and other information available. The results of operations of all acquired businesses were included in the Company’s consolidated financial statements from their respective dates of acquisition. The goodwill recorded in connection with the acquisitions of CAPA and SSES is expected to be deductible for tax purposes. The goodwill acquired in connection with the acquisition of STI is not expected to be deductible for tax purposes.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information for the years ended December 31, 2006 and 2005 as though the acquisitions of SSES LLC and STI took place on January 1, 2005.

	2006	2005
	(in thousands)
Revenue	$62,981	$95,175
Income (loss) before provision for income taxes	(1,460)	12,221
Net income (loss)	(887)	7,551

Earnings (loss) per Common Share – basic	$(0.03)	$0.23
Earnings (loss) per Common Share – diluted	$(0.03)	$0.23

The unaudited pro forma financial information does not include the effects of the STI Consideration Adjustments.

The above unaudited pro forma financial information has been provided for comparative purposes only and includes certain adjustments, such as additional amortization expense for identified intangible assets and interest expense on related borrowings. The results are not intended to be indicative of the results of operations that actually would have resulted had the acquisitions been completed on January 1, 2005, or of future results of operations.

4. Inventories, Net.

Inventories, net consist of the following at December 31 (in thousands):

	2006	2005
Finished goods	$497	$857
Work in progress	849	411
Raw materials	4,006	3,070
Other	874	386

	$6,226	$4,724

Other inventories consist of field service, demonstration and other sales support inventory. At December 31, 2006 and 2005, inventory reserves for excess and obsolete inventories amounted to $372,000 and $598,000 respectively.

5. Property, Plant and Equipment, Net.

Property, plant and equipment, net consists of the following at December 31 (dollars in thousands):

	Estimated Useful Life in Years	2006	2005
Furniture and fixtures	7	$201	$116
Computers and office equipment	3	851	461
Motor vehicles	5	653	58
Plant, machinery and equipment	7	2,512	1,842
Tooling	7	539	246
Leasehold improvements and other	life of lease	626	615
Tent structures available for rent	5	7,442	—
Equipment available for rent	6	4,258	—
Capital equipment not yet placed in service		3,520	2,231

		20,602	5,569
Less accumulated depreciation		2,174	1,223

		$18,428	$4,346

Depreciation expense charged to operations was approximately $964,000, $338,000 and $240,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Intangible Assets, Net.

Intangible assets, net consists of the following at December 31 (dollars in thousands):

	Estimated Useful Life in Years	2006		2005
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	5 –7	$416	$181	$346	$131
Air shelter property rights	5	—	—	308	—
SSES brand name	15	1,570	39	—	—
SSES customer relationships	15	1,772	44	—	—
SSES non-compete agreements	4	2,361	38	—	—
Other, including deferred costs		173	14	125	30

		$6,292	$316	$779	$161

During 2005, the Company and Dynamic Air Shelters (“Dynamic”) formed a joint venture, TVI Air Shelters LLC (“Air Shelters”) of which the Company owned 70%. Air shelter property rights were acquired in connection with the establishment of Air Shelters, which were in effect until such time as the associated joint venture was dissolved or sales generated by the joint venture did not meet specified levels, after which such rights terminate in the following year. In September 2006, the Company and Dynamic agreed to terminate the joint venture and, in connection with the agreement, the Company became 100% owner of Air Shelters. As a result, the Company recognized a loss of $282,000 from the impairment of the related assets.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Amortization expense associated with intangible assets was as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Patents	$50	$60	$37
Air shelter property rights	—	30	—
SSES brand name	39	—	—
SSES customer relationships	44	—	—
SSES non-compete agreements	38	—	—
Other, including deferred costs	14	—	—

	$185	$90	$37

The estimated future aggregate amortization expense for each of the five succeeding years relating to all intangible assets and deferred costs that are recorded in the December 31, 2006 consolidated balance sheet is as follows (in thousands):

For the year ending December 31:
2007	$529
2008	511
2009	438
2010	430
2011	402

7. Accrued Liabilities.

Accrued liabilities consist of the following at December 31 (in thousands):

	2006	2005
Accrued warranty cost	$90	$351
Accrued compensation expense	1,080	996
Accrued expenses – trade	613	678
Accrued payroll and other taxes	23	3
Customer deposits	444	25
Other	52	64

	$2,302	$2,117

A reconciliation of the Company’s estimated product warranty liability for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$351	$797	$996
Settlements in cash and in-kind	(41)	(89)	(738)
Adjustment to estimated liability	(220)	(357)	539

Balance at end of year	$90	$351	$797

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

8. Long-Term Debt.

Long-term debt at December 31, 2006 consists of the following (in thousands):

Revolving credit facility	$21,924
Acquisition facility	4,792

26,716
Less current portion	2,500

$24,216

Maturities of long-term debt at December 31, 2006 are as follows (in thousands):

For the year ending December 31:
2007	$2,500
2008	2,292
2009	—
2010	—
2011	21,924

$26,716

Credit Agreement with Branch Banking & Trust Company (“BB&T”). On October 31, 2006, in connection with the acquisition of SSES LLC, the Company and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $10.0 million acquisition credit facility (the “Acquisition Facility,” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are additionally capped by a loan base which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets. Borrowings under $5.0 million of the Acquisition Facility (the term loan portion of the Acquisition Facility) bear interest at a rate equal to LIBOR plus 2.25%. Borrowings under the balance of the Acquisition Facility and the Revolving Facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 2.25% based upon the ratio of the Company’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters.

The Credit Agreement also provides that BB&T will issue letters of credit for the account of the Company in aggregate undrawn amounts of up to $2.0 million. Annual fees for letters of credit issued for the account of the Company will equal 1.25% to 2.25% of the face amount of such letters of credit based upon the ratio of the Company’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the property of TVI and certain of its subsidiaries.

The Credit Agreement contains customary covenants that will, among other things, limit the ability of the Company to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. The Credit Agreement also requires the Company to maintain on a consolidated basis a ratio of Funded Debt to EBITDA of 3.0 to 1.0 or less on a rolling four quarter basis (the “Funded Debt Requirement”). On March 12, 2007, the Company notified BB&T that, for the testing period ended as of December 31, 2006, it was not in compliance with the Funded Debt Requirement (“Funded Debt Requirement Noncompliance”) which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness. On March 14, 2007, BB&T granted to the Company a waiver with respect to the Funded Debt Requirement Noncompliance. No amendments were made to the Credit Facility and there is no effect on the Company’s consolidated financial statements as a result of the Funded Debt Requirement Noncompliance or corresponding grant of waiver by BB&T.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

The Company paid a total commitment fee of $44,000 in connection with the establishment of the Credit Facility, $57,000 for certain professional expenses incurred by the Company and $68,000 for certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the Credit Agreement. The Company must also pay a monthly fee equal to an annual rate of 0.20% to 0.35% of the unused Revolving Credit Facility, which rate is based on the Company’s consolidated Funded Debt to EBITDA ratio.

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

On October 31, 2006, the Company received an advance of approximately $23.5 million under the Credit Facility to pay a portion of the purchase price under the Purchase Agreement and other amounts related to the purchase transaction. After the draw, no amounts remain available under the Acquisition Facility. The Credit Agreement provides that future advances under the Revolving Credit Facility can be used only for working capital purposes. As of December 31, 2006, the Company had $6.8 million available to draw under the Revolving Credit Facility.

Termination of Credit Agreement with Bank of America (“BOA”). On October 31, 2006, the Company terminated its credit and security agreement (“BOA Agreement”) with BOA and obtained a release of security interests held by BOA in connection with the facility. The BOA Credit Agreement provided for a revolving credit facility in the maximum principal amount of $10 million. The Company had not requested any advances under the BOA credit facility except for the issuance of certain letters of credit.

9. Letter of Credit.

At December 31, 2006, the Company had one letter of credit outstanding with Bank of America to secure purchases of inventory components. It was issued on October 10, 2006 in the amount of $63,000 and expired on January 15, 2007.

10. Commitments and Contingent Liabilities.

Employment Agreements. In connection with the Asset Purchase, the Company entered employment agreements with three SSES employees. The employment agreements have an initial term of four years and entitle the officers to receive payments earned under the Incentive Bonus Program described below. In addition, the officers are entitled to non-compete payments of $62,500 per quarter over the four-year term of the agreement, payable in any combination of cash and shares of the Company’s common stock provided that at least 35% of each such payment is in cash. At the time of the closing of the Asset Purchase, the first installment was paid to two of the officers in cash of $31,250 and 13,629 shares of common stock valued at $2.293 per share and the remaining fifteen installments shall be paid to each of the three officers at the end of each three-month period after the closing of the Asset Purchase (the “Non-Compete Payments”). The Non-Compete Payments are payable by the Company only so long as the officers remain continuously employed by the Company at all times through the date of payment and will cease if the officers’ employment terminates for any reason. Consequently, if all non-compete payments under the three employment agreements are paid in full, a total of approximately $2.9 million in non-compete payments will be paid over the four-year term of such agreements.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

The present value of future obligations under the non-compete agreements at December 31, 2006 are as follows (in thousands):

2007	$750
2008	750
2009	750
2010	563

Total obligations	2,813
Less interest portion	578

Present value of obligations	2,235
Current portion of non-compete obligations	669

$1,566

Incentive Bonus Program. The Incentive Bonus Program (the “Program”) consists of an annual bonus based on EBITDA (the “EBITDA Bonus”), and a separate three-year bonus based on the Company’s return on invested capital related to its acquisition of SSES LLC, payable in 2010 (the “Return on Invested Capital Bonus”), and covers the three SSES employees with employment agreements (together, the “Participants”). Any bonus earned under the Program may be paid in any combination of cash and shares as the Company shall elect, provided that at least 35% of each payment must be in cash and each of the Participants will be entitled to receive one-third of any bonus that becomes payable.

The Participants collectively will be eligible to receive an annual EBITDA Bonus, if any, for each of 2006, 2007, 2008 and 2009 equal to 50% of EBITDA for the acquired business for such year (or, in the case of 2006, a partial year) in excess of $3.5 million ($875,000 for the partial 2006 payment, based on results for the period from closing of the Asset Purchase through December 31, 2006). Any EBITDA Bonus will be paid within 120 days of the applicable year-end. No EBITDA Bonus was earned for the partial year ended December 31, 2006.

The Participants also will be eligible to receive a Return on Invested Capital Bonus payment in 2010 based upon the average quarterly EBIT return for the acquired business measured over a three-year performance period from January 1, 2007 through December 31, 2009 in excess of a hurdle rate. Specifically, the Participants will be entitled to receive a multiple of 6.6x of one-half of any Excess EBIT Return (before the Participants’ EBITDA Bonus) for 2007 – 2009. Excess EBIT Return means a dollar amount obtained by multiplying the difference, if any, by which the actual 2007 – 2009 EBIT ratio exceeds a 15% EBIT hurdle ratio times total invested capital (i.e., the adjusted purchase price for SSES, as adjusted for 2007 – 2009 changes in net working capital and net fixed assets).

The Return on Invested Capital Bonus, if any, will be payable no later than April 30, 2010. If paid in whole or in part in the Company’s shares, such shares will vest over a two-year period following the date of issuance, conditioned upon the Participants’ continued and uninterrupted employment under their respective employment agreement (i.e., one-half of such shares shall vest and be released to Participants on the first anniversary of the issuance thereof, and the remaining one-half of such shares shall vest and be released to Participants on the second anniversary of the issuance thereof). Each Participant will be entitled to receive one-third of any Return on Invested Capital Bonus that becomes payable.

The total number of shares of the Company’s common stock issuable to the Participants under the Program, together with any shares issuable to the Participants under any other plan or program of the Company or SSES, shall not exceed 19.9% of the total number of the Company’s shares issued and outstanding as of the closing of the Asset Purchase.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through April 2012. Certain of these leases are subject to escalation clauses. The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2006 (in thousands):

For the year ending December 31:
2007	$1,961
2008	1,427
2009	1,036
2010	627
2011	340
Thereafter	59

Total minimum lease obligations	$5,450

Total rental expense under all leases amounted to $1.2 million, $748,000 and $611,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s operating lease for its SSES headquarters in Fredrick, Maryland is with an entity owned substantially by two employees of the Company. Total payments of approximately $51,000 for the year ended December 31, 2006 were paid under this lease.

Acquisition Earn-out Consideration

The Company has contingent payments related to the STI acquisition as described further in Note 3.

Legal Actions

In addition, in the normal course of business, the Company is involved in legal actions arising from the manufacture and sale of products. Management does not anticipate that any liabilities that may result will have a materially adverse effect on our financial position, results of operations or liquidity.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

11. Income Taxes.

The components of the provision (benefit) for income taxes by taxing jurisdiction are as follows for the year ended December 31 (in thousands):

	2006	2005	2004
U.S. Federal:
Current	$890	$2,397	$3,041
Deferred	179	43	130
State income taxes:
Current	351	592	667
Deferred	(165)	9	29

Provision for income taxes on current year income	1,255	3,041	3,867
Tax payment in respect of 2003	—	173	—

Total provision for income taxes	$1,255	$3,214	$3,867

A reconciliation of the Company’s tax provision to the federal income tax expense calculated at the statutory rate is as follows for the year ended December 31 (in thousands):

	2006	2005	2004
Federal taxes at statutory rate	$999	$2,804	$3,505
State income taxes, net of federal benefit	221	401	365
Extraterritorial deduction	(7)	(13)	(131)
Manufacturing deduction	(21)	(55)	—
Tax exempt income	(41)	(15)	—
Stock-based compensation	209	—	—
Tax payment in respect of 2003	—	173	—
Other	(105)	(81)	128

Provision for income taxes	$1,255	$3,214	$3,867

The components of the deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2006	2005
Deferred tax assets – current
Vacation accrual	$137	$82
Inventory reserve	283	48
Allowance for doubtful accounts	45	66
Patent amortization	26	—
State net operating loss carryforward	196	—
Accrued warranty liability	35	136

	722	332
Deferred tax liability – long term
Depreciation and amortization	(631)	(255)

	$91	$77

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

12. Stockholders’ Equity.

Stockholder Rights Agreement

The Company has a Stockholders’ Rights Agreement pursuant to which certain rights were granted to stockholders of record as of December 3, 2003. Each share of the Company’s common stock entitles the holder to purchase one-one hundredth of a share of Series A Preferred Stock, subject to adjustment under certain conditions. These rights become exercisable shortly after any person or group acquires beneficial ownership of 15% or more of the outstanding common stock or in certain other circumstances.

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

At December 31, 2006, options to purchase up to 2.8 million shares of the Company’s common stock remain available to be granted under the Plan. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees generally have a 10 year contractual term while options granted to directors and others generally have a five year term. Option awards vest upon terms determined by the Board of Directors. Prior to March 31, 2006, options granted under the Plan vested one-half on the first anniversary date of the grant and one-half on the second anniversary date. From March 31, 2006 through December 31, 2006, options granted under the Plan vest one-third on the first anniversary date of the grant, one-third on the second anniversary date of the grant and one-third on the third anniversary date of the grant. The Company issues new shares to satisfy its obligations related to the exercise of options.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes-Merton option pricing model:

	2006	2005	2004
Risk-free interest rate	4.57% – 5.14%	4.00% - 4.50%	4.10% - 4.73%
Expected volatility	39.8% - 58.5%	61.8% - 68.1%	71.1% - 75.9%
Expected life (in years)	3.5 – 5.0	3.5 – 6.0	5.0 – 10.0
Expected dividend yield	0.00%	0.00%	0.00%

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

Years Ended December 31, 2006, 2005 and 2004

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

Total compensation cost charged to income for share-based payment arrangements amounted to $831,000, $293,000 and $125,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $84,000, $114,000 and $49,000 for the years ended December 31, 2006, 2005 and 2004, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2004	2,671	$0.52
Granted	642	3.73
Exercised	(1,618)	(0.34)
Canceled or expired	(58)	(3.43)

Outstanding at December 31, 2004	1,637	1.83
Granted	732	4.27
Exercised	(342)	(0.82)
Canceled or expired	(334)	(4.22)

Outstanding at December 31, 2005	1,693	2.63
Granted	452	2.97
Exercised	(116)	(0.18)
Canceled or expired	(176)	(4.21)

Outstanding at December 31, 2006	1,853	$2.69	5.22	$908

Vested or expected to vest at December 31, 2006	1,731	$2.66	4.95	$897

Exercisable at December 31, 2006	1,236	$2.36	3.41	$868

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.40, $2.53 and $2.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $439,000, $1.1 million and $6.3 million, respectively.

As of December 31, 2006, there was $361,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $819,000, $423,000 and $489,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 amounted to $22,000, $281,000 and $488,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $170,000, $419,000 and $805,000 for the years ended December 30, 2006, 2005 and 2004, respectively.

Other information regarding options outstanding and exercisable as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in years	Number of Shares	Weighted- Average Exercise Price
$0.275 – 0.415	267,667	$0.337	0.59	267,667	$0.337
1.210 – 2.000	346,668	1.415	1.53	336,668	1.398
2.010 – 2.980	369,000	2.451	6.41	155,000	2.821
3.160 – 3.990	499,500	3.662	7.22	292,000	3.706
4.000 – 4.720	365,000	4.500	8.13	180,000	4.533
5.500	5,000	5.500	7.67	5,000	5.500

	1,852,835	2.690	5.22	1,236,335	2.365

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Pro Forma Stock-Based Compensation Expense

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	2005	2004
	(in thousands)
Net income as reported	$5,038	$6,442
Stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(694)	(535)

Pro forma net income	$4,344	$5,907

Earnings per common share as reported:
Basic	$0.17	$0.22
Diluted	$0.16	$0.21
Pro forma earnings per common share:
Basic	$0.14	$0.20
Diluted	$0.14	$0.19

Share Grants

The Company granted 30,000 shares of common stock to certain employees and 36,335 shares to Board of Directors members for service during the year ended December 31, 2006. The Company granted 3,060 shares of common stock to certain employees and 35,715 shares to Board of Directors members for service during the year ended December 31, 2005. The Company granted 36,230 shares of common stock to Board of Directors members for service during the year ended December 31, 2004. The Company recorded compensation expense in its income statement for the years ended December 31, 2006, 2005 and 2004 equal to the fair value of the shares at the date of grant. The Company granted an additional 53,573 shares of common stock to various employees during December 2005 as compensation, which were issued in the first quarter of 2006.

Preferred Stock

The Company is authorized to issue 1.2 million shares of Preferred Stock, $1.00 par value, which are convertible into shares of common stock at a ratio of two-to-one. During the year ended December 31, 2004, 53,247 shares of convertible preferred stock were converted to 106,494 shares of common stock. There were no shares of Preferred Stock issued or outstanding during the years ended December 31, 2006 and 2005.

13. Concentration Of Credit Risk.

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company’s cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2006, approximately 15% of the Company’s net accounts receivable balance was due from one customer. At December 31, 2005, approximately 43% of the Company’s net accounts

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

receivable balance was due from two customers. No other single customer or customer group represents greater than 10% of net accounts receivable.

14. Revenue.

Net revenue from sales to the Company’s largest customer totaled approximately $6.0 million, $19.7 million and $16.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. This revenue represented 18%, 60% and 44% of total net revenue for such years, respectively. For the year ended December 31, 2006, net revenue from sales to the Company’s second largest customer totaled approximately $4.3 million, or 13% of total net revenue. Net revenue from sales to that same customer for the year ended December 31, 2005 totaled approximately $1.1 million, or 3% of total net revenue. For the year ended December 31, 2004, net revenue from sales to the Company’s second largest customer totaled approximately $4.5 million, or 12% of total net revenue. There were no other customers representing more than 10% of net revenue for the periods presented.

All of the Company’s operations are domiciled in the United States. Approximately 90%, 97% and 87% of sales to external customers for fiscal years 2006, 2005 and 2004, respectively, were sourced from the United States. Included in net revenue for Shelters and Related Products (see Note 17) is net revenue from our thermal products of $3.9 million in 2006, $2.5 million in 2005, and $1.2 million in 2004.

15. Employee Benefit Plan.

The Company has established a 401(k) defined contribution plan for its employees. Eligible employees are able to invest pre-tax contributions into selected investment funds maintained and managed by third-party investment companies. The Company makes matching contributions to the plan up to a fixed percentage of the participants’ compensation. The Company’s matching contributions totaled approximately $52,000, $33,000 and $70,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

16. Statement of Cash Flows—Supplemental Disclosures.

Supplemental disclosures of cash flow information are as follows (in thousands):

	2006	2005	2004
Cash payments for income taxes and interest were as follows:
Income taxes	$2,043	$1,304	$3,221
Interest	$336	$—	$1

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Safety Tech International, Inc.	$—	$8,214	$—

Acquisition of air shelter property rights in exchange for stock in subsidiary	$—	$28	$—

Issuance of common stock for 2005 compensation	$237	$—	$—

STI goodwill reduced for write-off of assumed liability	$179	$—	$—

Non-cash aspects of the acquisition of Signature Special Event Services, LLC:
Accounts receivable	$3,568	$—	$—
Deferred income tax asset	74	—	—
Prepaid expenses and other current assets	2,569	—	—
Property, plant and equipment	13,041	—	—
Goodwill	5,330	—	—
Intangible assets	5,736	—	—
Accounts payable	(2,638)	—	—
Accrued expenses	(500)	—	—
Long-term debt	(23,508)	—	—
Non-compete payments	(2,390)	—	—

Issuance of common stock under Finders’ Agreement	$1,000	$—	$—

Issuance of common stock under Non-compete Agreements	$63	$—	$—

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

17. Segment Reporting.

The Company’s reportable segments are comprised of the three different product groups, each of which offers different groups of similar products and services: shelters and related products, personal protection equipment and SSES rental services. Prior to the acquisition of SSES during the fourth quarter of 2006, the Company had only one reportable segment. However, financial information for the years ended December 31, 2005 and 2004 has been restated to present comparative information. The Company evaluates performance based on income from operations of the respective segments.

The following are reconciliations of reportable segment revenues, operating income (loss), assets, and other significant items to the Company’s consolidated totals (in thousands):

	2006	2005	2004
Net revenue:
Shelters and related products	$26,080	$31,572	$37,862
Personal protection equipment	6,641	1,264	—
SSES rental services	3,444	—	—

	$36,165	$32,836	$37,862

Operating income (loss):
Shelters and related products	$3,976	$7,428	$10,251
Personal protection equipment	549	573	—
SSES rental services	(915)	—	—

	$3,610	$8,001	$10,251

Total assets:
Shelters and related products	$19,343	$18,949
Personal protection equipment	23,373	22,589
SSES rental services	30,075	—

	$72,791	$41,538

Depreciation and amortization:
Shelters and related products	$759	$487	$277
Personal protection equipment	161	130	—
SSES rental services	530	—	—

	$1,450	$617	$277

Capital expenditures, gross:
Shelters and related products	$1,684	$1,400	$1,981
Personal protection equipment	284	16	—
SSES rental services	37	—	—

	$2,005	$1,416	$1,981

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

18. Quarterly Financial Information (Unaudited).

The following is a summary of operations by quarter for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Year Ended December 31, 2006
Net revenue	$9,280	$7,288	$8,527	$11,070	$36,165
Gross profit	4,768	3,778	4,385	4,166	17,097
Income (loss) before provision for income taxes	1,957	370	1,498	(666)	3,159
Net income (loss)	1,177	228	973	(470)	1,908
Earnings (loss) per Common Share – basic	0.04	0.01	0.03	(0.01)	0.06
Earnings (loss) per Common Share – diluted	0.04	0.01	0.03	(0.01)	0.06

Year Ended December 31, 2005
Net revenue	$8,871	$7,618	$7,042	$9,305	$32,836
Gross profit	4,709	4,019	4,022	4,708	17,458
Income before provision for income taxes	2,435	1,822	1,878	2,111	8,246
Net income	1,534	1,102	1,043	1,359	5,038
Earnings per Common Share – basic	0.05	0.04	0.03	0.04	0.17
Earnings per Common Share – diluted	0.05	0.03	0.03	0.04	0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. To make this assessment, management used the criteria for effective internal control over financial reporting as described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO framework. Based on that assessment under the COSO framework, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

In conducting our evaluation of the effectiveness of the Company’s internal control over financial reporting, we have excluded our subsidiary Signature Special Event Services, Inc., or SSES, which the Company formed in October 2006 to acquire substantially all the assets of Signature Special Event Services, LLC.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, has been audited by Stegman & Company, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Stockholders and Board of Directors

TVI Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that TVI Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Signature Special Event Services, Inc. (“SSES”), which is included in the 2006 consolidated financial statements of the Company. Management did not assess the effectiveness of internal control over financial reporting at SSES because the Company acquired SSES during 2006. Refer to Note 3 to the consolidated financial statements for further discussion of the acquisition of SSES. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SSES.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland

March 14, 2007

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, in connection with an independent investigation conducted by the Audit Committee related to the Company’s September 2006 sale of 28 decontamination systems and related equipment to Signature Special Event Services, LLC we implemented the following interim approval procedures (“Interim Procedures”): advance approval of our Audit Committee of all revenue recognition transactions in excess of specified amounts with a single customer (or group of related customers) during any calendar month; Audit Committee review on a trailing monthly basis of all purchase orders in excess of specified amounts with a single vendor (or group of related vendors); and advance Audit Committee approval of all transactions with a related party, regardless of amount. Subsequent to December 31, 2006, the Audit Committee completed its investigation. Based on the Committee’s findings as a result of the investigation, the Committee adopted a formal policy with respect to related party transactions (“Related Party Transaction Policy”) which generally requires, among other things, advance Audit Committee approval of any transaction between the Company and related parties. Based on the Audit Committee’s findings as a result of the investigation and the Audit Committee’s adoption of the Related Party Transaction Policy, the Audit Committee has discontinued the Interim Procedures.

ITEM 9B.	OTHER INFORMATION

On October 31, 2006, in connection with our acquisition of SSES LLC, we and certain of our subsidiaries entered into the Credit Facility with BB&T. We borrowed approximately $23.5 million under the Credit Facility to pay a portion of the purchase price for the acquisition of SSES LLC. As of December 31, 2006, approximately $26.7 million in principal amount was outstanding under the Credit Facility. Among other things, the Credit Facility requires us to maintain on a consolidated basis a ratio of funded debt to EBITDA of 3.0 to 1.0 or less, calculated on a rolling four quarter basis (the “Funded Debt Requirement”). On March 12, 2007, we notified BB&T that, for the testing period ended as of December 31, 2006, we were not in compliance with the Funded Debt Requirement (“Funded Debt Requirement Noncompliance”) which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness. On March 14, 2007, BB&T granted to us a waiver with respect to the Funded Debt Requirement Noncompliance. No amendments were made to the Credit Facility as a result of the Funded Debt Requirement Noncompliance or corresponding grant of waiver by BB&T.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The information required by this item is included in Item 8 of Part II of this annual report.

(b)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of November 8, 2005, among TVI Corporation, TVI Sub, Inc., Safety Tech International, Inc. (“STI”) and the STI stockholders (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

2.2	Asset Purchase Agreement, dated as of October 31, 2006 among TVI Corporation, TVI Holdings One, Inc., Signature Special Event Services, LLC (“SSES”), River Associates Investments, LLC and the members of SSES (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated October 31, 2006)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB for the year ended December 31, 2004)

10.2*	May 15, 2006 Employment Agreement between TVI Corporation and Richard V. Priddy (incorporated by reference to Exhibit 10.2 to our Form 8-K dated May 15, 2006 and filed on May 15, 2006

10.3	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

10.4	Research and Development Agreement, dated as of November 8, 2005, between Safety Tech International, Inc. and Safety Tech AG (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.5	Employment Agreement, dated November 8, 2005, between Safety Tech International, Inc. and Dale E. Kline (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.6	Financing and Security Agreement dated October 31, 2006 among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.7	Lease dated February 16, 1998 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7 to our Form 10-K for the year ended December 31, 2005).

10.7.1	First Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.1 to our Form 10-K for the year ended December 31, 2005).

10.7.2	Second Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.2 to our Form 10-K for the year ended December 31, 2005).

10.7.3	Third Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the year ended December 31, 2005).

10.8	Lease dated April 22, 2003 between Micronel Safety, Inc. (n/k/a Safety Tech International, Inc.) and Admar Construction, Inc. (incorporated by reference to Exhibit 10.8 to our Form 10-K for the year ended December 31, 2005).

10.8.1	Addendum No. 1 to Lease dated February 26, 2004 between Safety Tech International, Inc. and Admar Construction, Inc. (incorporated by reference to Exhibit 10.8.1 to our Form 10-K for the year ended December 31, 2005).

10.9	Letter Agreement dated April 3, 2002 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2005).

10.9.1*	Distributorship Agreement Addendum dated February 25, 2003 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9.1 to our Form 10-K for the year ended December 31, 2005).

10.9.2*	Distributor Agreement Amendment No. 2 dated as of January 1, 2005 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9.2 to our Form 10-K for the year ended December 31, 2005).

10.10	Employment Agreement, dated October 31, 2006, between TVI Corporation and Thomas Brown (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated October 31, 2006)

10.11	Incentive Bonus Program, dated as of October 31, 2006 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated October 31, 2006)

10.12	Lease dated May 13, 2004 between Signature Special Event Services, Inc. and Ernest and Alice Mark Family Trust and Michael and Sally Mark Family Trust

10.13	Lease dated May 1, 2000 between United Rentals, Inc. (n/k/a Signature Special Event Services, Inc.) and Pete Madison (n/k/a Madison Property Management)

10.14	Lease dated July 1, 2005 between Signature Special Event Services, Inc. and Melvin Terrel Nethery and John A. Bennett

10.15	Lease dated September 1, 2005 between Signature Special Event Services, Inc. and 1332 Londontown Road, LLC

10.16	Lease dated October 6, 2004 between Signature Special Event Services, Inc. and Remsberg, LLC

10.17	Lease dated April 15, 2005 between Signature Special Event Services, Inc. and SDA, LLC

10.18	Lease dated as of February 22, 2007 between Signature Special Event Services, Inc. and Welcome Holdings, L.L.C.

21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the U.S Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2007.

TVI CORPORATION

By:	/s/ RICHARD V. PRIDDY
Richard V. Priddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Date	Signature/Title

March 14, 2007	/s/ RICHARD V. PRIDDY
Richard V. Priddy,
President, Chief Executive Officer
(Principal Executive Officer) and Director

March 14, 2007	/s/ GEORGE J. ROBERTS
George J. Roberts,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 14, 2007	/s/ MARK N. HAMMOND
Mark N. Hammond,
Chairman of the Board of Directors

March 14, 2007	/s/ HARLEY A. HUGHES
Harley A. Hughes,
Director

March 14, 2007	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell,
Director

March 14, 2007	/s/ TODD L. PARCHMAN
Todd L. Parchman,
Director

March 14, 2007	/s/ CHARLES L. SAMPLE
Charles L. Sample,
Director

March 14, 2007	/s/ DONALD C. YOUNT, JR.
Donald C. Yount, Jr.,
Director