Form 10-Q
period 2007-03-31
TVI CORP
filed 2007-05-08
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,227,740 shares of Common Stock issued and outstanding as of May 1, 2007.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED

March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 and DECEMBER 31, 2006

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$ 1,757
Marketable securities – available for sale	558	2,434
Accounts receivable—trade, less allowance for doubtful accounts	10,895	11,027
Inventories, net	6,295	6,226
Income taxes receivable	1,071	1,308
Deferred income taxes, net	432	722
Prepaid expenses and other current assets	4,024	3,933

Total current assets	23,275	27,407

PROPERTY, PLANT AND EQUIPMENT, NET	18,356	18,428

OTHER ASSETS
Goodwill	20,932	20,932
Intangible assets, net	5,757	5,976
Deferred income taxes, net	1,634	—
Other	48	48

Total other assets	28,371	26,956

TOTAL ASSETS	$70,002	$ 72,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,708	$ 2,209
Accrued expenses	2,513	2,302
Current portion of long-term debt	2,500	2,500
Current portion of non-compete payments	715	669

Total current liabilities	11,436	7,680
Long-term debt, net of current portion	20,850	24,216
Non-compete payments, net of current portion	1,373	1,566
Deferred income taxes, net	—	631

TOTAL LIABILITIES	33,659	34,093

STOCKHOLDERS’ EQUITY
Preferred stock—$1.00 par value; 1,200 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock—$0.01 par value; 98,800 shares authorized, 33,228 and 33,174 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	332	332
Additional paid-in capital	26,241	25,991
Retained earnings	9,770	12,375

TOTAL STOCKHOLDERS’ EQUITY	36,343	38,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,002	$ 72,791

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
NET REVENUE	$14,320	$9,280
COST OF SALES	11,768	4,512

GROSS PROFIT	2,552	4,768

OPERATING EXPENSES
Selling, general and administrative expenses	5,908	2,461
Research and development expenses	469	398

Total operating expenses	6,377	2,859

OPERATING INCOME (LOSS)	(3,825)	1,909
INTEREST AND OTHER EXPENSE (INCOME), NET	516	(48)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,341)	1,957
PROVISION (BENEFIT) FOR INCOME TAXES	(1,736)	779

INCOME (LOSS) BEFORE MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	(2,605)	1,178
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARY	—	(1)

NET INCOME (LOSS)	$(2,605)	$1,177

EARNINGS (LOSS) PER COMMON SHARE—BASIC	$(0.08)	$0.04

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	33,259	32,528

EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$(0.08)	$0.04

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,488	33,000

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

(in thousands)

(unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(2,605)	$1,177

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,111	188
Provision for doubtful accounts	86	15
Provision (benefit) for deferred income taxes	(1,975)	20
Minority interest in net income of consolidated subsidiary	—	1
Stock-based compensation expense	115	173
Excess tax benefit from stock-based compensation	—	(170)
Earnings on marketable securities reinvested	(24)	(43)
Changes in operating assets and liabilities:
Accounts receivable, trade	46	2,754
Inventory	(129)	(843)
Prepaid expenses and other current assets	(91)	(13)
Income taxes	237	(799)
Accounts payable	3,540	(1,030)
Accrued expenses	211	(740)

Net cash provided by operating activities	522	690

INVESTING ACTIVITIES
Purchases of marketable securities	(800)	—
Sales of marketable securities	2,700	—
Purchases of intangible assets	(16)	(3)
Purchases of property, plant and equipment	(744)	(270)
Cash payments on non-compete agreements	(66)	—

Net cash provided by (used in) investing activities	1,074	(273)

FINANCING ACTIVITIES
Net repayments on line of credit	(2,741)	—
Payments on long-term debt	(625)	—
Excess tax benefit from stock-based compensation	—	170
Proceeds from exercise of stock options	13	22

Net cash provided by (used in) financing activities	(3,353)	192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,757)	609
Cash and cash equivalents at beginning of period	1,757	2,589

Cash and cash equivalents at end of period	$—	$3,198

NON-CASH FINANCING ACTIVITIES
Common stock issued for 2005 compensation	$—	$237

Issuance of common stock under Non-compete Agreements	$122	$—

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

1. Basis of Presentation.

Organization

TVI Corporation (“TVI”), a Maryland corporation formed in 1977, together with its subsidiaries (the “Company”), designs, manufactures, markets and supplies shelter systems, thermal marking devices, filtration systems and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. The Company’s shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ the Company’s proprietary articulating frame. The Company also designs, manufactures, markets and supplies a line of powered air-purifying respirators (“PAPRs”) and also plans to supply disposable filter canisters for the first responder, military, healthcare and industrial markets. In the fourth quarter of 2006, the Company, through its subsidiary Signature Special Event Services, Inc. (“SSES”), began providing a broad range of temporary infrastructure offerings for traditional special events and for disaster relief under short and long-term rental contracts.

On October 31, 2006, TVI, through its wholly-owned subsidiary, SSES, acquired substantially all of the assets and specified liabilities of Signature Special Event Services, LLC (“SSES LLC”), a privately-held provider of tent and related equipment for special events and disaster recovery. On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of PAPRs for chemical, biological, radiological and nuclear (“CBRN”) protection. As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In April 2004, TVI formed CAPA Manufacturing Corp. (“CAPA”) as a wholly owned subsidiary of TVI. At that time, TVI, through CAPA, acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately-held respiratory products research, design and manufacturing company. In April 2006, TVI combined the operations of CAPA with the operations of STI.

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

Operating Segments

The Company determines and discloses its segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended)”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. For the three months ended March 31, 2006, the Company’s management reporting structure was not organized into reporting segments. During the fourth quarter of 2006, the Company began reporting in three reporting segments as a result of its acquisitions of STI and SSES, its integration and realignment efforts with respect to these acquisitions, and its recently completed high-capacity filter canister manufacturing line.

The three segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems, command and control systems, and isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2006 contained in the 2006 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2007.

Certain reclassifications have been made to previously reported amounts to conform to 2007 amounts.

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

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and convertible preferred stock. As of March 31, 2007, shares attributable to approximately 1.6 million outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The calculation of the Company’s average number of common shares outstanding – diluted for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Average number of common shares outstanding – basic	33,259	32,528
Dilutive effect of stock options	229	472

Average number of common shares outstanding – diluted	33,488	33,000

3.	Stock-Based Compensation.

The Company adopted the 1998 Incentive Stock Option Plan (“Plan”), which provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of Common Stock. The Plan permits the grant of options and shares for up to 10 million shares of the Company’s Common Stock.

At March 31, 2007, options to purchase up to approximately 2.8 million shares of the Company’s Common Stock remain available to be granted under the Plan. The Company believes that such awards better align the interests of employees and others with that of its stockholders. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees have a 10-year contractual term while options granted to directors and others generally have a five-year term. Option awards vest upon terms determined by the Board of Directors. During the three months ended March 31, 2007, options granted under the Plan vested one-third on the first anniversary date of the grant, one-third on the second anniversary date and one-third on the third anniversary date. The Company issues new shares to satisfy its obligations related to the exercise of options.

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

	Three Months Ended March 31,
	2007	2006
Expected volatility	51.8% - 54.1%	51.6% - 58.5%
Expected term	3.5 - 5 years	3.5 - 5 years
Risk-free rate	4.87% - 5.21%	4.57% - 4.59%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to $115,000 and $173,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $0 and $170,000 for the three months ended March 31, 2007 and 2006, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the three months ended March 31, 2007 was as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at January 1, 2007	1,853	$2.69
Granted	77	2.33
Exercised	(50)	0.26
Canceled or expired	(69)	3.18

Outstanding at March 31, 2007	1,811	2.72	5.15	$309

Vested or expected to vest at March 31, 2007	1,733	2.71	4.99	$309

Exercisable at March 31, 2007	1,289	2.63	3.67	$309

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.20 and $2.01, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $101,000 and $439,000 respectively.

As of March 31, 2007, there was approximately $340,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was approximately $307,000 and $424,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 amounted to $13,000 and $22,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 and $170,000 for the three months ended March 31, 2007 and 2006, respectively.

Other information regarding options outstanding and exercisable as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.275 – 0.415	217,667	$0.35	0.35	217,667	$0.35
1.210 – 2.000	361,668	1.44	1.65	336,668	1.40
2.010 – 2.980	407,500	2.47	6.51	155,000	2.82
3.160 – 3.990	459,500	3.66	6.83	294,500	3.72
4.000 – 4.720	360,000	4.51	7.87	280,000	4.57
5.500	5,000	5.50	7.43	5,000	5.50

	1,811,335	2.72	5.15	1,288,835	2.63

4.	Acquisitions and Pro Forma Financial Information.

Amounts Due from Sellers of SSES LLC

Included in prepaid and other current assets as of March 31, 2007 is approximately $1.9 million in amounts due from the sellers of the assets of SSES LLC in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of acquisition and our reclassification of acquired past due accounts receivable, which the Company has the right to collect from the sellers.

Pro Forma Financial Information (Unaudited)

On October 31, 2006 the Company purchased substantially all of the assets of privately-held SSES LLC (the “Asset Purchase”). The following table presents unaudited pro forma financial information for the three months ended March 31, 2006 as though the acquisition of SSES LLC took place on January 1, 2006 (in thousands except per share data).

Revenue	$14,677
Income before provision for income taxes	224
Net income	135

Earnings per common share – basic	$0.00
Earnings per common share – diluted	$0.00

The above unaudited pro forma financial information has been provided for comparative purposes only and includes certain adjustments, such as additional amortization expense for identified intangible assets and interest expense on related borrowings. The results are not intended to be indicative of the results of operations that actually would have resulted had the SSES acquisition been completed on January 1, 2006, or of future results of operations.

5.	Inventories, Net.

Inventories as of March 31, 2007 and December 31, 2006 consist of (in thousands):

	2007	2006
Finished goods	$433	$497
Work in progress	879	849
Raw materials	4,219	4,006
Other	764	874

Total	$6,295	$6,226

Other inventories consist of field service, demonstration and other sales support inventory. At March 31, 2007 and December 31, 2006, inventory reserves for excess and obsolete inventories were approximately $445,000 and $372,000, respectively.

6.	Significant Customers.

Net revenue from the Company’s largest customer totaled approximately $1.8 million, or 13% of net revenue, for the three months ended March 31, 2007. Net revenue from the Company’s largest customer totaled approximately $2.6 million, or 28% of net revenue, for the three months ended March 31, 2006. Net revenue from the Company’s second largest customer totaled approximately $1.4 million, or 15% of net revenue, for the three months ended March 31, 2006. For the three months ended March 31, 2006, the ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net sales in either period.

7.	Long-Term Debt.

Long-term debt at March 31, 2007 consists of the following (in thousands):

Revolving credit facility	$19,183
Acquisition facility	4,167

Total debt	23,350
Less current portion	2,500

Long-term debt	$20,850

Credit Agreement with Branch Banking & Trust Company (“BB&T”). On October 31, 2006, in connection with the acquisition of SSES LLC, the Company and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $10.0 million acquisition credit facility (the “Acquisition Facility”) and, together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are additionally capped by a loan base, which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets.

Among other things, the Credit Agreement requires the Company to satisfy certain financial requirements. The Company notified BB&T that, for the testing period ended as of March 31, 2007, it was not in compliance with two such financial requirements, which noncompliance, if not waived by BB&T, would each constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of March 31, 2007. BB&T granted to the Company a waiver with respect to the noncompliance by the Company with both financial requirements as of March 31, 2007. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

As of March 31, 2007, the Company had $8.2 million available to draw under the Revolving Facility based on the loan base calculated as of that date.

At March 31, 2007, the Company had one letter of credit outstanding with BB&T to secure purchases of inventory components. It was issued on February 8, 2007 in the amount of $99,900 and expires on May 11, 2007.

8.	Segment Reporting.

The Company’s reportable segments are comprised of the three distinct groups of similar products and services: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Prior to the acquisition of SSES during the fourth quarter of 2006, the Company had only one reportable segment. Financial information for the three months ended March 31, 2006 has been restated to present comparative information. The Company evaluates performance based on income from operations of the respective segments.

The following are reconciliations of reportable segment revenues, operating income (loss), assets, and other significant items (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenue:
Shelters and related products	$3,639	$8,000
Personal protection equipment	2,062	1,280
SSES rental services	8,619	—

	$14,320	$9,280

Operating income (loss):
Shelters and related products	$(1,784)	$1,705
Personal protection equipment	(149)	204
SSES rental services	(1,892)	—

	$(3,825)	$1,909

Depreciation and amortization:
Shelters and related products	$200	$156
Personal protection equipment	42	32
SSES rental services	869	—

	$1,111	$188

Capital expenditures, gross:
Shelters and related products	$70	$147
Personal protection equipment	432	123
SSES rental services	242	—

	$744	$270

	As of
	March 31, 2007	December 31, 2006
Total assets:
Shelters and related products	$18,935	$19,343
Personal protection equipment	23,044	23,373
SSES rental services	28,023	30,075

	$70,002	$72,791

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Such risks and uncertainties include executing our business plan, achieving order and sales levels to fulfill revenue expectations; unanticipated costs or charges; the time and costs involved in the research, development, marketing and promotion for our products; the possible cancellation or non-fulfillment of existing orders or distributor commitments for our products; our ability to respond to product and other changes in our target markets; our ability to maintain and manage our growth; difficulties in integrating the operations, technologies and products of any businesses we acquire; our ability to meet the requirements of the NASDAQ Capital Market for continued listing of our common stock; adverse consequences from any future government investigations, lawsuits or private actions; actions of the Company’s lender, our compliance with bank covenants and debt repayment obligations, and our ability to obtain future financing on satisfactory terms; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

We are an international supplier of homeland security, infection control, respiratory and filtration products for first receivers, such as hospitals, and first responders, such as law enforcement, fire and public health agencies. We are also a provider of shelter and equipment rental services for special events and disaster relief needs. In November 2005, we acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of powered air purifying respirators (“PAPRs”). As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In October 2006, through our newly-formed subsidiary Signature Special Event Services, Inc. (“SSES”), we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC, a leading provider of full-service rental services for traditional special events and for disaster relief with broad temporary infrastructure offerings.

We design, manufacture, market and supply shelter systems, filtration systems and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame. We also design, manufacture, and market thermal products, including thermal marking devices, primarily to the U.S. military.

We also design, manufacture, market and supply PAPRs through our STI subsidiary, and plan to supply disposable filter canisters for the first responder, military, healthcare and industrial markets. Subject to first article approval, we anticipate the operational launch of our high-capacity filter canister manufacturing line in our Glenn Dale, Maryland facility.

We are also a national provider of turn-key shelter and equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs through our SSES subsidiary. With facilities in Maryland, Florida, Kentucky, North Carolina and California, our extensive in-house inventory enables us to address events of significant size and complexity, including extremely large-scale deployments such as our deployment of more than 600,000 square feet of tents, 2,500 tons of HVAC capacity, and 22 miles of power distribution at 40 sites within Texas, Louisiana, Florida and Mississippi as an integral part of the disaster response effort in connection with Hurricane Katrina. In addition to a substantial inventory of tents, our inventory of rental equipment includes flooring, lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment.

Although we seek to continue our growth strategy, we are reevaluating our past approach to growth to focus on operational execution and integration of our operations across all of our business segments. Our operating results for the fourth quarter of 2006 and the first quarter of 2007 show unacceptably low gross profit margins and operating losses from each of our segments. We are conducting a top to bottom review of our operations, overhead, sales and marketing and integration efforts across all of our business segments. We are in the process of revising our business plan to focus on achieving profitable growth and efficient execution.

Tactically, we must address net revenue levels, cost of revenue and manufacturing and other overhead expenses. We intend, therefore, to:

(i)	Reinvigorate key relationships with our distributors, vendors and customers;

(ii)	Reevaluate our products and services portfolio in terms of profitability, functionality and delivery; and

(iii)	Assess our sales methods.

Strategically, we must address our target markets. We intend, therefore, to:

(i)	Assess the markets we serve and the potential target markets that we do not serve;

(ii)	Determine more efficient ways to allocate our resources and improve our manufacturing and service delivery; and

(iii)	Assess our infrastructure to support the markets that we target.

While we are undertaking the comprehensive business review focusing on the issues discussed above, we are also engaging in a nationwide search for a chief executive officer.

Segments and Product Lines

TVI is organized into three reportable segments reflecting a broadening of our product and service offerings as a result of our acquisitions of STI and SSES and our recently completed high-capacity filter canister manufacturing line. These segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems and command and control systems and our isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services. For additional information relating to our reportable segments, including comparable segment data for prior periods, refer to Note 17 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Results of Operations for the Three Months Ended March 31, 2007 Compared With the Three Months Ended March 31, 2006

Net Revenue:

Net revenue increased $5.0 million, or 54%, to $14.3 million for the first quarter of 2007, from $9.3 million for the first quarter of 2006. Net revenue in each of our operating segments during the three months ended March 31, 2007 and 2006 was as follows:

Segment	2007	2006
	(in millions)
Shelters and Related Products	$3.6	$8.0
Personal Protection Equipment	2.1	1.3
SSES Rental Services	8.6	—

	$14.3	$9.3

The increase in consolidated net revenue is primarily attributable to $8.6 million of revenue from SSES Rental Services, which was acquired during the fourth quarter of 2006. We also experienced an increase in revenue in our Personal Protection Equipment segment of $800,000. These increases were offset by a decrease in revenue in Shelters and Related Products of $4.4 million, or 55%, which was primarily due to turnover in our sales staff, as well as lower demand in the decontamination market than the corresponding prior period.

Gross Profit:

Gross profit decreased $2.2 million, or 46%, to $2.6 million for the first quarter of 2007, compared with $4.8 million for the first quarter of 2006. Gross margin as a percentage of net revenue was 17.8% for the first quarter of 2007 compared with 51.4% for the first quarter of 2006. The decrease in the gross margin percentage is primarily due to two causes. First, the first quarter of 2007 incorporates the operating results of our SSES Rental Services segment, which generally has lower gross margins than our Shelters and Related Products segment. In addition, our SSES Rental Services segment experienced unanticipated project cost overruns during the quarter. Second, significantly lower than anticipated revenue from our Shelters and Related Products segment resulted in lower gross margins for the segment given the level of fixed manufacturing overhead.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $5.9 million for the first quarter of 2007, an increase of $3.4 million, or 140%, compared with $2.5 million for the first quarter of 2006. The increase is primarily attributable to the added SG&A expense of approximately $2.5 million from our SSES Rental Services segment, higher legal and professional services costs of approximately $600,000 incurred primarily in connection with internal investigations and pending litigation, and accounting and appraisal fees related to the closing of our SSES acquisition.

Research and Development:

Research and development (“R&D”) expense was $469,000 for the first quarter of 2007, an increase of $71,000, or 17.8%, compared with $398,000 for the first quarter of 2006. The increase is primarily attributable to costs incurred related to the testing of filter canisters produced by our new filter canister line.

Operating Income (Loss):

We had an operating loss of $3.8 million for the first quarter of 2007 compared to operating income of $1.9 million for the first quarter of 2006, reflecting the decline in gross profit and increases in SG&A and R&D expenses. Operating loss was 27% of net revenue for the first quarter of 2007, compared to operating income equal to 21% of net revenue for the first quarter of 2006.

Income Tax Expense (Benefit):

The effective tax rate (“EFT”) was 40% for both the first quarter of 2007 and the first quarter of 2006.

Net Income (Loss):

We had a net loss of $2.6 million for the first quarter of 2007, compared with net income of $1.2 million for the first quarter of 2006, reflecting the decline in gross profit and increases in SG&A and R&D expenses for the first quarter of 2007. Loss per diluted share was $0.08 for the first quarter of 2007, compared with income per diluted share of $0.04 for the first quarter of 2006.

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

We expect our currently available cash and investments and our ability to access to our bank credit line if needed, to be sufficient to fund operations, capital expenditures, and working capital needs for the next 12 months.

As of March 31, 2007, working capital was $11.8 million, down from $19.7 million at December 31, 2006. Cash and cash equivalents and marketable securities available for sale as of March 31, 2007 totaled $558,000, a decrease of 88% from December 31, 2006. Working capital changes are primarily attributable to the decrease in cash and cash equivalents and marketable securities of $3.6 million and the increase in accounts payable and accrued expenses of $3.7 million.

Accounts receivable as of March 31, 2007 were $10.9 million, a decrease of $132,000, or 1.2%, from $11.0 million as of December 31, 2006. Days-sales outstanding, or DSO, as of March 31, 2007 was 69 days compared to 71 days as of December 31, 2006. The decreases in accounts receivable and DSO are primarily attributable to collections of receivables outstanding at December 31, 2006. Generally, we provide Net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable at March 31, 2007 (in thousands):

	Accounts Receivable Days Past Due
	61 - 90 Days	91 - 120 Days	121 Days and Over
Outstanding at March 31, 2007	$900	$261	$908
Collected through May 3, 2007	733	174	166
Allowance for doubtful accounts at March 31, 2007	—	29	173

Inventory as of March 31, 2007 was $6.3 million, an increase of 1.1% from December 31, 2006. Annualized inventory turnover was 2.2 times at March 31, 2007 compared to 3.4 times for the year ended December 31, 2006. The increase in inventory and the decrease in inventory turnover are primarily attributable to lower than anticipated sales in our Shelters and Related Products segment.

The increase in inventory consisted of $199,000 in our Shelters and Related Products segment and $53,000 in our Personal Protection Equipment segment, offset by a decrease of $110,000 in our marketing demonstration inventory. The increases in inventory at both our Shelters and Related Products and Personal Protection Equipment segments were the result of raw material purchases associated with unfulfilled and anticipated orders. The decrease in our marketing demonstration inventory primarily relates to amortization, as discussed below. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Our reserve has increased by $73,000 since December 31, 2006.

Current liabilities as of March 31, 2007 were $11.4 million, an increase of 48.9% from December 31, 2006. This increase was primarily attributable to the timing of payments to our vendors.

Cash flow provided by operating activities was $522,000 for the first quarter of 2007, compared to $690,000 for the first quarter of 2006. Cash provided by investing activities totaled $1.1 million for the first quarter of 2007 primarily from a $1.9 million reduction in marketable securities offset by $744,000 in purchases of property, plant and equipment compared to cash used in investing activities of $273,000 for the first quarter of 2006, primarily from $270,000 in purchases of property, plant and equipment. Cash used in financing activities totaled $3.4 million for the first quarter of 2007 primarily due to payments on debt.

Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with our acquisition of Signature Special Event Services, LLC, TVI and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $10.0 million acquisition credit facility (the “Acquisition Facility,” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are additionally capped by a loan base which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets. Borrowings under $5.0 million of the Acquisition Facility (the term loan portion of the Acquisition Facility) bear interest at a rate equal to LIBOR plus 2.25%. Borrowing under the balance of the Acquisition Facility and the Revolving Facility bear interest at a floating rate equal to LIBOR plus a stated margin of between 1.25% and 2.25% based upon the ratio of TVI’s consolidated Funded Debt to consolidated EBITDA as of the end of each fiscal quarter for the immediately preceding four (4) quarters.

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

The obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of TVI and certain of its subsidiaries.

The Credit Agreement contains customary covenants that will, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. Among other things, the Credit Agreement also requires us to maintain a ratio of EBITDAR (EBITDA plus real property rent or lease expense) to debt service on a consolidated basis of 1.3 to 1.0 or more on a rolling four quarter basis and a ratio of funded debt to EBITDA on a consolidated basis of 3.0 to 1.0 or less on a rolling four quarter basis (together, the “Financial Covenant Requirements”). We notified BB&T that, for the testing period ended as of March 31, 2007, we were not in compliance with the Financial Covenant Requirements (“Financial Covenant Requirements Noncompliance”) which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness. BB&T has granted to us a waiver with respect to the Financial Covenant Requirements Noncompliance as of March 31, 2007. No amendments were made to the Credit Facility as a result of the Financial Covenant Requirements Noncompliance or corresponding grant of waiver by BB&T, however, we have had preliminary and informal discussions with BB&T concerning restructuring the Credit Facility.

We pay a monthly fee equal to an annual rate of 0.20% to 0.35% of the unused Revolving Credit Facility, which rate is based on our consolidated Funded Debt to EBITDA ratio.

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

The Credit Agreement provides that advances under the Revolving Credit Facility can be used only for working capital purposes. As of March 31, 2007, amounts borrowed under the Credit Facility were $23.4 million. As of March 31, 2007, the Company had $8.2 million available to draw under the Revolving Facility based on the loan base calculated as of that date.

We believe that we have adequate production equipment to support our current level of operations. We spent $744,000 on plant and equipment in the three months ended March 31, 2007 and $2.0 million in the year ended December 31, 2006. These purchases primarily related to the new filter canister manufacturing line and other product expansion initiatives. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. Additionally, we anticipate incurring capital expenditures for new rental inventory and refurbishing costs for existing rental inventory for SSES. We currently intend to purchase any such equipment from operating funds; however, we may use funds drawn under the Credit Facility to make such purchases, subject to the availability of such funds under the Credit Facility.

Incentive Bonus Program. We have entered into our Incentive Bonus Program (the “Program”) that covers three senior SSES employees who have employment agreements (together, the “Participants”). The Program consists of an annual bonus based on EBITDA (the “EBITDA Bonus”), and a separate three-year bonus based on the Company’s return on invested capital related to its acquisition of SSES LLC, payable in 2010 (the “Return on Invested Capital Bonus”). Any bonus earned under the Program may be paid in any combination of cash and shares as the Company shall elect, provided that at least 35% of each payment must be in cash and each of the Participants will be entitled to receive one-third of any bonus that becomes payable.

The Participants collectively will be eligible to receive an annual EBITDA Bonus, if any, for each of 2007, 2008 and 2009 equal to 50% of EBITDA for the acquired business for such year in excess of $3.5 million. Any EBITDA Bonus will be paid within 120 days of the applicable year-end.

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

Each Participant will be entitled to receive one-third of any Return on Invested Capital Bonus that becomes payable, which may be payable in whole or in part in the Company common stock, which vests over two years.

The total number of shares of the Company’s common stock issuable to the Participants under the Program, together with any shares issuable to the Participants under any other plan or program of the Company or SSES, shall not exceed 19.9% of the total number of the Company’s shares issued and outstanding as of the closing of the Asset Purchase.

In connection with the acquisition of STI, additional earnout consideration may be payable should certain conditions be met by STI and its stockholders, including the generation of certain income amounts by STI in the fiscal year ending June 30,

2007. The maximum amount of earnout payment would be $5.5 million, payable 50% in cash and 50% in the form of restricted Common Stock.

Critical Accounting Policies and Estimates

Note 2 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2006 describes the significant accounting policies used in the preparation of the Company’s financial statements.

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

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

We are exposed to market risk on our variable rate debt under our Credit Facility with BB&T. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $234,000 based on the principal balance under our Credit Facility as of March 31, 2007. Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

Seattle Tarp Co., Inc. (“Seattle Tarp”) has filed a claim (“Arbitration Case”) in arbitration in Seattle, Washington with the American Arbitration Association (Case No. 75-181-Y-00070-05 JISI) against TVI and its wholly-owned subsidiary CAPA Manufacturing Corp. (“CAPA”). Seattle Tarp alleges that TVI’s and CAPA’s hiring of a former Seattle Tarp employee (“Former STC Employee”) resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information under the provisions of Washington’s Uniform Trade Secrets Act and a violation of Washington’s Consumer Protection Act, among other claims. On April 30, 2007, the Arbitrator issued an order dismissing in part Seattle Tarp’s trade secret claim and dismissing, in their entirety, Seattle Tarp’s Consumer Protection Act, unjust enrichment and conversion claims. We do not believe that there is any merit to the remaining claims asserted by Seattle Tarp and are vigorously defending the matter. We cannot, however, currently estimate the outcome of this matter. In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against the Former STC Employee, alleging that the employee breached the terms of an agreement intended to protect his former employer, Seattle Tarp, by accepting employment with TVI. The employee has filed a petition (“Civil Action”) in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp has filed counterclaims alleging that in connection with his employment at TVI the employee is engaging in the unauthorized use of confidential information. Seattle Tarp is seeking damages under various theories of liability. The employee is vigorously pursuing the matter, and TVI is currently bearing the employee’s litigation expenses. The Civil Action has been consolidated with the Arbitration Case in a single proceeding as part of the Arbitration Case in Seattle, Washington with the American Arbitration Association.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial condition or future operating results.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition are subject to a number of risks, including the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are not significant, may also adversely affect our business, results of operations and financial condition.

Our business strategy includes capital expenditures and pursuing strategic acquisitions and investments, which may not prove to be successful and may dilute our current stockholders’ percentage ownership.

Our business strategy includes making capital outlays, such as for the construction of our filter line, and acquiring or making strategic investments in other companies with a view to expanding our portfolio of products and services, expanding into new markets and businesses, acquiring new technologies, and accelerating the development of new or improved products. To do so, we may use a significant amount of our cash reserves, incur debt or assume indebtedness or issue equity that would dilute our current stockholders’ percentage ownership. On October 31, 2006, we acquired Signature Special Event Services, LLC through our wholly owned SSES subsidiary for a cash purchase price of $21.75 million, including our working capital adjustment as of the closing. We borrowed approximately $23.5 million under our new credit facility with Branch, Banking & Trust Company (“BB&T”) to pay the cash purchase price and pay other amounts in connection with the acquisition and the new credit facility and related expenses and fees. Acquisitions and strategic investments involve numerous risks, including those associated with the acquisition of SSES. In addition, the operations of SSES are significantly more capital intensive than our other businesses, which may require us to increase our borrowings or use cash resources to fund SSES’s operations.

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

In connection with our acquisitions of STI and SSES, as well as future acquisitions, if any, we have and may continue to incur significant acquisition costs and expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with STI, SSES or other companies, businesses or technologies that we may acquire in the future. Our operating results could be adversely and materially affected by these costs, expenses and write-offs.

There can be no assurance that our acquisitions of STI or SSES will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from the acquisitions effectively. Failure to manage such growth effectively and successfully integrate the operations of STI, SSES or future acquisitions, if any, could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2007, we had $23.4 million of indebtedness outstanding under our senior credit facility with BB&T. The facility is secured by a lien on substantially all of our assets. Our indebtedness under the senior secured credit facility could have important consequences to our business. For example, it could:

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

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the terms of and limitations on borrowings under our senior secured credit facility with BB&T.

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

Our senior secured credit facility with BB&T also requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. As of March 31, 2007, we were not in compliance with these financial covenants. Although BB&T has granted to us a waiver of our compliance with these covenants and any corresponding event of default as of March 31, 2007, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of our senior secured credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt under the facility.

SSES generally does not have long-term agreements with its customers and generally does not have a significant backlog of unfilled orders, making its revenue and operating results for any quarter difficult to forecast and substantially dependent upon customer orders received and fulfilled in that quarter.

SSES generally does not have long-term agreements with its customers. Rather, SSES’s revenue derives from customer business relationships that were historically developed and maintained. If SSES is unable to maintain strong business relationships with these customers or unable to retain key employees that maintain these relationships, TVI’s results of operations or financial condition may be materially and adversely affected. Further, many of SSES’s customers place orders for deliveries with little advance notice. These orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales are to federal, state and local governmental entities, the loss or significant reduction of which would have a material adverse impact on our business, financial condition and results of operations.

The loss or significant reduction in government funding of programs in which we participate or the funded agency’s decision not to spend appropriated funds could materially adversely affect our future revenues, earnings and cash flows and thus our ability to comply with our financial obligations. U.S. government contracts are conditioned upon Congress’ continuing approval of the amount of necessary spending. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract only if Congress makes appropriations for future fiscal years. State contracts are generally subject to similar funding considerations. Therefore, if Congress does not appropriate funds for programs under which the government procures our products, the lack of funds may result in a loss or significant reduction of our government sales. In addition, even if funded, an agency may elect not to spend appropriated funds for various reasons, which may have a similar adverse effect on our business, financial condition and results of operations.

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

Because we rely on a limited number of third party distributors for the marketing, sale and support of our products, the termination or disruption of these relationships may materially adversely affect our business.

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

We generally sell our PAPRs and shelter systems and most other products pursuant to purchase orders issued by the purchasing party. Although we attempt to ensure that the terms of such purchase orders are acceptable to us, some purchase orders may contain unfavorable terms, such as heightened performance or warranty obligations or return rights. Additionally, our larger customers may use purchase orders with established terms that are not subject to negotiation or change by us.

Additionally, we generally provide certain products, including our thermal products, through formal contracts with the U.S. and state governments. These contracts generally can be terminated by the government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. These contracts are generally fixed price contracts, as the price we charge is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb any cost overruns on these fixed price contracts and this potentially reduces our profit margin on the contract. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce our profit or cause a loss on such contracts.

The future growth of our operations, should it occur, could place a significant strain on our management, financial controls, operations systems, personnel, and other resources.

Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to efficiently: build and train sales and marketing staff to create an expanding presence in the rapidly evolving market for our products and services and keep them fully informed over time regarding the technical features, issues and key selling points of our products and services; build, provide incentives for and support strong distribution channel partners and keep them informed regarding technical features, issues and key selling points of our products and services; develop our customer support capacity for direct and indirect sales personnel so that we can provide customer support without diverting engineering resources from product development efforts; and expand our internal management and financial controls and the systems supporting such controls, such as our enterprise resource planning systems, significantly to maintain control over our operations and provide support to other functional areas.

We may not succeed with these efforts. Our failure to grow efficiently could cause our expenses to increase and our revenues to decline or grow more slowly than expected and could otherwise impair our growth.

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

Additionally, we believe that we must enhance the functionality of our products to maintain successful commercialization and continued acceptance of our product offerings. If we are unable to identify and develop new enhancements to existing products on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, reduction or cancellation of orders and loss of revenue. The life cycle of our products is difficult to predict and the market for many of our products is characterized by rapid technological change, changing customer preferences and evolving industry standards. The introduction of products employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable.

We are subject to significant government regulation.

The U.S. legal and regulatory environment governing our products is subject to constant change. Further changes in the regulatory environment relating to the marketing of our shelter, decontamination systems, PAPRs and our other products that increase the administrative and operational costs associated with the marketing of our products or that increase the likelihood or scope of competition, could harm our business, financial condition and results of operations.

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

The regulation of our products outside the United States varies by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with U.S. regulation as well as other risks.

The variable and often long sales cycles for our products could cause significant fluctuation in our quarterly and annual results.

The typical sales cycle of our products and services is unpredictable and generally involves a significant commitment of resources by our customers. A customer’s decision to purchase our products generally involves the evaluation of the available alternatives by a significant number of personnel in various functional areas and often is subject to delays over which we may have little or no control, including budgeting constraints, internal procurement and other purchase review procedures and the inclusion or exclusion of our products on customer-approved standards list. Accordingly, we typically must expend substantial resources educating prospective customers about our products. Therefore, the length of time between the date of initial contact with the potential customer or distribution channel partner and the related sale of our products may be as much as one year, with the larger sales generally requiring significantly more time. Additionally, the length of time between the date of initial contact and the sale is often subject to delays over which we may have little or no control, including the receipt of necessary government funding. As a result, our ability to predict the timing and amount of specific sales is limited. If we experience any delay or failure in completing sales, we may incur significant expense without generating any associated revenue which, if significant, could have a material adverse effect on our business and could cause operating results to vary significantly from quarter-to-quarter.

If we are unable to attract, retain and motivate key management and personnel, we may become unable to operate our business effectively.

We recently accepted the resignations of our former Chief Executive Officer and our former Executive Vice President and have appointed two of our directors as interim CEO and COO, respectively. We also recently announced that our Senior Vice President and Chief Financial Officer has taken a medical leave of absence and that we have appointed our Controller as acting CFO. There is significant competition for qualified executive officers and other management personnel and in our search for executive talent we will be competing with companies that are much larger and have much greater financial and other resources than we do. Qualified executive and other management personnel are in great demand throughout our industry, and our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of senior management to work effectively as a team. The loss of the future services of any executive officer or the failure to attract and retain the highly trained technical personnel that are integral to our sales, product development, service and support teams, could have a material adverse effect on our business.

Our products rely on intellectual property rights. Any failure by us to obtain and protect these rights could enable our competitors to market products with similar features that may reduce demand for our products, which would adversely affect our revenues. Additionally, we could be subject to claims that our products violate the intellectual property rights of others.

Although we seek to protect our products through a combination of patent, trade secret, copyright, and trademark law, there is no guarantee that our methods of protecting our intellectual property rights in the United States or abroad will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technologies. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property rights as effectively as those in the United States. If we are unable to protect our proprietary technology or that of our customers, our results of operations and any competitive advantage that we may have may be materially and adversely affected.

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

We expect that products may be increasingly subject to third-party infringement claims as the number of competitors in the markets that we serve grows and the functionality of products in different industry segments grows and overlaps. Although we are not aware that our products employ technology that infringes any proprietary rights of third parties, there has been significant litigation in recent years involving patents and other intellectual property rights, and third parties may assert infringement claims against us. Regardless of whether these claims have any merit, they could be time-consuming to defend; result in costly litigation; divert our management’s attention and resources; cause product shipment delays; or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or otherwise incurring significant additional expenses and we may be judged liable for significant damages.

Our products may contain unknown defects that could result in product liability claims or decrease market acceptance and have a material adverse effect on our business, financial condition and results of operations.

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

The markets for our products and services are intensely competitive. The markets for our products are characterized by rapidly evolving industry standards, changes in customer needs and preferences and opportunities relating to technological advancement, and are significantly affected by new product introductions and improvements. The markets for our services, including SSES’s event rental offerings, are characterized by high customer expectations with respect to performance and intense price competition. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing, personnel and other resources, greater name recognition, broader product offerings and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and services and lower profit margins, either of which could materially and adversely affect our business, financial condition and results of operations.

We expect to face increased competition in the future from our current competitors. In addition, new competitors or alliances among existing and future competitors may emerge and rapidly gain significant market share, many of which may possess significantly greater financial, technical, marketing, personnel and other resources.

Our Common Stock is subject to significant price fluctuations.

Effective in August 2004, our common stock was listed and began trading on the NASDAQ Small Cap Market, now known as the NASDAQ Capital Market. Previously, our common stock traded on the OTC Bulletin Board. Historically, there has been a limited public market for our common stock.

The trading price of our common stock is likely to be volatile and sporadic and the trading volume of our common stock has fluctuated significantly from day to day during recent periods. The stock market in general and, in particular, the market for so-called “micro-cap” companies, such as TVI, has experienced extreme volatility in recent years. This volatility has often been unrelated to the operating performance of particular companies. Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price such investors paid for their shares or at any price at all. In addition, in the event our operating results fall below the expectations of public market analysts and others, the market price of our common stock would likely be materially adversely affected.

Our common stock may be delisted from the NASDAQ Stock Market, which would likely adversely affect our ability to raise capital and our stockholders’ ability to sell their shares

Under NASDAQ Stock Market Rule 4310(c)(4), stocks listed on the NASDAQ Capital Market must maintain a minimum bid price of $1.00 per share in order to maintain continued listing. Under the rule, if a company’s stock closes below the minimum $1.00 per share requirement for 30 consecutive business days, it is subject to potential delisting from the NASDAQ Capital Market.

As of May 7, 2007, our common stock had closed below the minimum bid price of $1.00 per share for 10 consecutive business days. If our common stock closes below the minimum bid price for 30 consecutive business days, then we will be notified by NASDAQ that our common stock is subject to delisting and will be given 180 calendar days to regain compliance by maintaining a bid price of at least $1.00 for 10 consecutive business days thereafter. If the Company’s common stock is delisted from NASDAQ, we would seek a listing on the over-the-counter bulletin board, or OTCBB. However, the market liquidity of the Company’s common stock on the OTCBB would be significantly limited, which would reduce stockholders’ ability to sell Company securities in the secondary market. Additionally, any such delisting would harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. We cannot give investors any assurance that we will be able to maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that our common stock will not be delisted by NASDAQ in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.18	Lease dated as of February 22, 2007 between Signature Special Event Services, Inc. and Welcome Holdings, L.L.C. (incorporated by reference to Exhibit 10.18 of our Form 10-K for the year ended December 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: May 8, 2007	/s/ Harley A. Hughes
Harley A. Hughes
Interim President and Chief Executive Officer

Date: May 8, 2007	/s/ Sherri S. Voelkel
Sherri S. Voelkel
Vice President and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.