Form 10-Q
period 2007-06-30
TVI CORP
filed 2007-08-09
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,327,740 shares of Common Stock issued and outstanding as of August 2, 2007.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED

JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136	$1,757
Marketable securities – available for sale	—	2,434
Accounts receivable – trade, less allowance for doubtful accounts	9,648	11,027
Inventories, net	6,695	6,226
Income taxes receivable	1,420	1,308
Deferred income taxes	2,488	722
Prepaid expenses and other current assets	2,522	3,933

Total current assets	22,909	27,407

PROPERTY, PLANT AND EQUIPMENT, NET	20,920	18,428

OTHER ASSETS
Goodwill	6,443	20,932
Intangible assets, net	5,571	5,976
Deferred income taxes	2,253	—
Other	48	48

Total other assets	14,315	26,956

TOTAL ASSETS	$58,144	$72,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$5,982	$2,209
Accrued expenses	3,088	2,302
Deferred income taxes	76	—
Current portion of long-term debt	2,500	2,500
Current portion of non-compete payments	773	669

Total current liabilities	12,419	7,680

LONG-TERM LIABILITIES
Long-term debt, net of current portion	22,382	24,216
Non-compete payments, net of current portion	902	1,566
Deferred income taxes, net	624	631

Total long-term liabilities	23,908	26,413

TOTAL LIABILITIES	36,327	34,093

STOCKHOLDERS’ EQUITY
Preferred stock – $1.00 par value; 1,200 shares authorized, no shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock – $0.01 par value; 98,800 shares authorized, 33,632 and 33,174 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	336	332
Additional paid-in capital	26,529	25,991
Retained earnings (Accumulated deficit)	(5,048)	12,375

TOTAL STOCKHOLDERS’ EQUITY	21,817	38,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,144	$72,791

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
NET REVENUE	$12,481	$7,288
COST OF REVENUE	11,341	3,510

GROSS PROFIT	1,140	3,778

OPERATING EXPENSES
Selling, general and administrative expenses	5,802	2,988
Research and development expenses	482	484

Total operating expenses	6,284	3,472

OPERATING INCOME (LOSS)	(5,144)	306
GOODWILL IMPAIRMENT CHARGE	12,000	—
INTEREST AND OTHER EXPENSE (INCOME), NET	598	(64)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(17,742)	370
PROVISION (BENEFIT) FOR INCOME TAXES	(2,924)	147

INCOME (LOSS) BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	(14,818)	223
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	—	5

NET INCOME (LOSS)	$(14,818)	$228

EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.44)	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	33,465	32,660

EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.44)	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,465	33,057

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
NET REVENUE	$26,801	$16,568
COST OF REVENUE	23,109	8,022

GROSS PROFIT	3,692	8,546

OPERATING EXPENSES
Selling, general and administrative expenses	11,710	5,449
Research and development expenses	951	882

Total operating expenses	12,661	6,331

OPERATING INCOME (LOSS)	(8,969)	2,215
GOODWILL IMPAIRMENT CHARGE	12,000	—
INTEREST AND OTHER EXPENSE (INCOME), NET	1,114	(112)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(22,083)	2,327
PROVISION (BENEFIT) FOR INCOME TAXES	(4,660)	926

INCOME (LOSS) BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	(17,423)	1,401
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	—	4

NET INCOME (LOSS)	$(17,423)	$1,405

EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.52)	$0.04

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	33,362	32,594

EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.52)	$0.04

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,362	33,029

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands)

(unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(17,423)	$1,405
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment charge	12,000	—
Depreciation and amortization	2,451	506
Gain on disposal of assets	—	(5)
Write-off of prepaid acquisition costs	—	143
Provision for doubtful accounts	297	15
Provision (benefit) for deferred income taxes	(3,950)	13
Minority interest in net loss of consolidated subsidiary	—	(4)
Stock-based compensation expense	272	409
Income tax benefit from exercise of stock options	—	(170)
Imputed interest associated with non-compete agreements	170	—
Earnings on marketable securities reinvested	(26)	(76)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,082	2,020
Inventory	(594)	(1,548)
Prepaid expenses and other current assets	995	287
Income taxes receivable	(112)	(1,532)
Accounts payable, trade	3,814	(1,069)
Accrued expenses	786	(1,043)

Net cash used in operating activities	(238)	(649)

INVESTING ACTIVITIES
Purchases of marketable securities	(800)	—
Sales of marketable securities	3,260	500
Proceeds from disposal of vehicle	—	12
Payments on patents	(16)	(4)
Payments on non-compete agreements	(132)	—
Purchases of property, plant and equipment	(1,888)	(714)

Net cash provided by (used in) investing activities	424	(206)

FINANCING ACTIVITIES
Net repayments on line of credit	(584)	—
Payments on long-term debt	(1,250)	—
Income tax benefit from exercise of stock options	—	170
Proceeds from exercise of stock options	27	22

Net cash provided by (used in) financing activities	(1,807)	192

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,621)	(663)
Cash and cash equivalents at beginning of period	1,757	2,589

Cash and cash equivalents at end of period	$136	$1,926

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

1. Basis of Presentation.

Organization

TVI Corporation (“TVI”), a Maryland corporation formed in 1977, together with its subsidiaries (the “Company”), designs, manufactures, markets and supplies shelter systems, thermal marking devices, and air filtration and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. The Company’s shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ the Company’s proprietary articulating frame. The Company also designs, manufactures, markets and supplies a line of powered air-purifying respirators (“PAPRs”) and also plans to supply disposable filter canisters for the first responder, military, healthcare and industrial markets. In the fourth quarter of 2006, the Company, through its subsidiary Signature Special Event Services, Inc. (“SSES”), began providing a broad range of temporary infrastructure offerings for traditional special events and for disaster relief.

On October 31, 2006, TVI, through its wholly-owned subsidiary SSES, acquired substantially all of the assets and specified liabilities of Signature Special Event Services, LLC (“SSES LLC”), a privately-held provider of tent and related equipment for special events and disaster recovery. On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of PAPRs. As a result of the acquisition, STI became a wholly owned subsidiary of TVI.

The Company’s headquarters is located in Glenn Dale, Maryland where it manufactures its shelter systems and related products. The Company also has operations in Frederick, Maryland where it manufactures its PAPRs products. The headquarters of the Company’s SSES subsidiary is located in Frederick, Maryland, which also contains SSES’ administrative offices as well as a full service equipment, maintenance and manufacturing facility. SSES also has a branch office located in Eldersburg, Maryland where it stores and manufactures its HVAC and mobile kitchen units. Additional branch and administrative offices of SSES are located in Florida and California.

Operating Segments

The Company determines and discloses its segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended),” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. For the six months ended June 30, 2006, the Company’s management reporting structure was not organized into reporting segments. During the fourth quarter of 2006, the Company began reporting in three reporting segments as a result of its acquisitions of STI and SSES, its integration and realignment efforts with respect to these acquisitions, and its filter canister manufacturing line.

The three segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems, command and control systems, and isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2006 contained in the 2006 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2007.

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

The calculation of the Company’s average number of common shares outstanding – diluted for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average number of common shares outstanding – basic	33,465	32,660	33,362	32,594
Dilutive effect of stock options	—	397	—	435

Average number of common shares outstanding – diluted	33,465	33,057	33,362	33,029

3. Stock-Based Compensation.

The Company adopted the 1998 Incentive Stock Option Plan (“Plan”), which provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of Common Stock. The Plan permits the grant of options and shares for up to 10,000,000 shares of the Company’s Common Stock.

As of June 30, 2007, options to purchase up to approximately 2 million shares of the Company’s Common Stock remain available to be granted under the Plan. The Company believes that such awards better align the interests of employees and others with that of its stockholders. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees generally have a 10-year contractual term while options granted to directors and others generally have a five-year term. Option awards vest upon terms determined by the Board of Directors. The Company issues new shares to satisfy its obligations related to the exercise of options.

The fair values of stock options granted were estimated as of the date of grant using the Black-Scholes-Merton option pricing model for grants prior to January 1, 2007 and the Binomal option pricing model for grants subsequent to January 1, 2007. The determination was made to change from the Black-Scholes method to the Binomial method to improve the estimate of fair value. The Black-Scholes-Merton model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI’s employee incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Binomial and Black-Scholes-Merton option pricing models for six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	48.1% - 57.8%	39.8% - 45.8%	45.9% - 57.8%	39.8% -58.5%
Expected term	5 years	5 years	5 - 6.25 years	3.5 - 5 years
Risk-free rate	4.54% - 4.8%	4.88% - 5.14%	4.54% - 4.8%	4.58% - 5.14%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to approximately $157,000 and $236,000 for the three months ended June 30, 2007 and 2006, respectively, and $272,000 and $409,000 for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $50,000 and $23,000 for the six months ended June 30, 2007 and 2006, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the six months ended June 30, 2007 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding as of January 1, 2007	1,853	$2.69
Granted	625	0.89
Exercised	100	0.28
Canceled or expired	179	3.08

Outstanding as of June 30, 2007	2,199	2.26	4.55	34.7

Vested or expected to vest as of June 30, 2007	1,837	2.22	4.90	34.7

Exercisable as of June 30, 2007	1,329	2.81	2.27	34.7

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $0.35 and $1.97, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $119,000 and $439,000 respectively.

As of June 30, 2007, there was approximately $410,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was approximately $320,000 and $655,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 amounted to approximately $27,000 and $22,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $0 and $170,000 for the six months ended June 30, 2007 and 2006, respectively.

Other information regarding options outstanding and exercisable as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.275 – 0.84	725,533	$0.67	6.07	167,667	$0.38
1.21 – 1.99	399,168	1.49	1.88	336,668	1.40
2.01 – 2.98	316,000	2.49	4.22	155,000	2.82
3.16 – 3.99	393,667	3.67	5.49	322,000	3.69
4.00 – 4.72	360,000	4.51	3.70	342,500	4.53
5.50	5,000	5.50	7.18	5,000	5.50

	2,199,368	2.26	4.55	1,328,835	2.81

4. Acquisitions and Pro Forma Financial Information.

Pro Forma Financial Information (Unaudited)

On October 31, 2006 the Company purchased substantially all of the assets of privately-held SSES LLC (the “Asset Purchase”). The following table presents unaudited pro forma financial information as though the acquisition of SSES LLC took place on January 1, 2006 (in thousands, except per share data).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue	$19,046	$33,723
Income (loss) before provision for income taxes	(300)	26
Net income (loss)	(179)	20

Earnings (loss) per common share – basic	$(0.01)	$0.00
Earnings (loss) per common share – diluted	$(0.01)	$0.00

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

5. Inventories, net.

Inventories as of June 30, 2007 and December 31, 2006 consist of (in thousands):

	2007	2006
Finished goods	$611	$497
Work in progress	547	849
Raw materials	4,367	4,006
Other	1,170	874

Total	$6,695	$6,226

Other inventories consist of field service, demonstration and other sales support inventory. As of June 30, 2007 and December 31, 2006, inventory reserves for excess and obsolete inventories were approximately $462,000 and $372,000, respectively.

6. Significant Customers.

For the three months ended June 30, 2007, net revenue from the Company’s largest customer and second largest customer was from the SSES Rental Services segment and totaled approximately $3.0 million, or 21.3% of net revenue, and approximately $0.6 million, or 4.2% of net revenue, respectively. For the three months ended June 30, 2006, net revenue from the Company’s largest and second largest customer was from the Shelters and Related Products segment and totaled $2.1 million, or 29.3% of net revenue, and approximately $0.5 million, or 6.5% of net revenue, respectively.

For the six months ended June 30, 2007, net revenue from the Company’s largest customer and second largest customer was from the SSES Rental Services segment and totaled approximately $3.0 million, or 11.4% of net revenue, and approximately $1.8 million, or 6.6% of net revenue, respectively. For the six months ended June 30, 2006, net revenue from the Company’s largest and second largest customer was from the Shelters and Related Products segment and totaled $3.5 million, or 21% of net revenue, and approximately $2.6 million, or 15% of net revenue, respectively. For three and the six months ended June 30, 2006, the ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net revenue in either period.

7. Long-Term Debt.

Long-term debt as of June 30, 2007 consists of the following (in thousands):

Revolving credit facility	$21,340
Acquisition facility	3,542

Total debt	24,882
Less current portion	2,500

Long-term debt	$22,382

Credit Agreement with Branch Banking & Trust Company (“BB&T”). On October 31, 2006, in connection with the acquisition of SSES LLC, the Company and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together and as amended, the “Credit Agreement”) with BB&T. The Credit Agreement currently provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $5.0 million acquisition credit facility (the “Acquisition Facility” and, together with the Revolving Facility, the “Credit Facility”). As amended on August 7, 2007, borrowings under the Acquisition Facility bear interest at LIBOR plus a stated margin of 3.50%. Borrowings under the Credit Facility are additionally capped by a loan base, which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets, and, for the period from May 25, 2007 through and including November 10, 2007, an additional $2.3 million.

Among other things, the Credit Agreement requires the Company to satisfy certain financial covenants. The Company notified BB&T that, for the testing periods ended as of December 31, 2006, March 31, 2007 and June 30, 2007, it was not in compliance with two such financial covenants, which noncompliance, if not waived by BB&T, would each constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of June 30, 2007. BB&T granted to the Company a waiver with respect to the noncompliance by the Company with both financial covenants as of December 31, 2006, March 31, 2007 and June 30, 2007. There was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

As of June 30 and July 31, 2007, the Company had $3.0 million and $2.2 million, respectively, available to draw under the Revolving Facility based on the loan base calculated as of that date.

As of June 30, 2007, the Company had one standby letter of credit outstanding with BB&T that was issued in lieu of a performance bond. It was issued on June 6, 2007 in the amount of $44,470 and expires on June 8, 2008.

8. Segment Reporting.

The Company’s reportable segments are: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Prior to the acquisition of SSES during the fourth quarter of 2006, the Company had only one reportable segment. Financial information for the six months ended June 30, 2006 has been restated to present comparative information. The Company evaluates performance based on income from operations of the respective segments.

The following are reconciliations of reportable segment revenues, operating income (loss), assets, and other significant items (in thousands):

	Six Months Ended June 30,
	2007	2006
Net revenue:
Shelters and related products	$5,945	$13,120
Personal protection equipment	3,318	3,448
SSES rental services	17,538	—

	$26,801	$16,568

Operating income (loss):
Shelters and related products	$(4,723)	$1,378
Personal protection equipment	(2)	837
SSES rental services	(4,244)	—

	$(8,969)	$2,215

Depreciation and amortization:
Shelters and related products	$332	$436
Personal protection equipment	96	70
SSES rental services	2,023	—

	$2,451	$506

Capital expenditures, gross:
Shelters and related products	$140	$296
Personal protection equipment	622	418
SSES rental services	1,126	—

	$1,888	$714

	As of
	June 30, 2007	December 31, 2006
Total assets:
Shelters and related products	$17,794	$19,343
Personal protection equipment	11,381	23,373
SSES rental services	28,969	30,075

	$58,144	$72,791

9. Goodwill.

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

The following table represents the balance as of December 31, 2006 and June 30, 2007 and changes in goodwill by reporting unit for the six months ended June 30, 2007 (in thousands):

	STI	SSES	Total
Balance as of December 31, 2006	$15,602	$5,330	$20,932
Reallocation of purchase price	—	(2,905)	(2,905)
Settlement of acquisition contingencies	—	416	416
Impairment charge	(12,000)	—	(12,000)

Balance as of June 30, 2007	$3,602	$2,841	$6,443

Goodwill of $15.6 million was recorded in connection with the Company’s acquisition of STI on November 8, 2005. STI constitutes a significant portion of our Personal Protection Equipment segment. During the three months ended June 30, 2007, management determined that the revenue expectations used to evaluate the carrying value of goodwill related to STI in the past were no longer valid. Therefore, management has significantly lowered those revenue expectations. As a result, management determined that the goodwill associated with the Personal Protection Equipment segment should be tested for impairment in accordance with the provisions of SFAS No. 142. An independent business valuation specialist was engaged to assist the Company in the determination of the fair market value of STI within the Personal Protection Equipment segment. The fair value of STI, determined using both a discounted cash flow analysis and a market multiple analysis, was less than the carrying value. Accordingly, the Company recorded a goodwill impairment charge of $12.0 million, or $0.36 per share diluted in the second quarter of 2007, related to the goodwill associated with STI within the Personal Protection Equipment segment. The resulting $4.6 million deferred tax asset has been reduced to $0 due to application of a 100% deferred tax valuation allowance. After this goodwill impairment charge, the Company’s has remaining goodwill of $3.6 million related to the Personal Protection Equipment segment and $2.8 million related to the SSES Rental Services segment.

The goodwill associated with the SSES Rental Services segment was recorded in connection with the Company’s acquisition of SSES LLC on October 31, 2006. During the three months ended June 30, 2007, management completed its valuation of assets purchased in the business combination. As a result, $2.5 million of assets was reclassified to property, plant and equipment which resulted in a corresponding reduction of goodwill and a charge of approximately $345,000 to record depreciation on the related rental assets from the date of acquisition through June 30, 2007. In addition, $0.4 million was reclassified to the obligations under non-compete agreements during the same period. Also, $1.9 million was recorded as a receivable from the sellers of SSES LLC in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of the acquisition and acquired past due accounts receivable, which the Company had the right to collect from the sellers. During the three months ended June 30, 2007, this receivable was settled for $1.5 million, resulting in a $0.4 million increase in the purchase price. Management expects to perform its first annual impairment test with regard to the carrying value of the goodwill related to this segment as of September 30, 2007. Management has determined that no events or changes in circumstances suggest the carrying amount of the goodwill related to the SSES Rental Services segment may not be fully recoverable as of June 30, 2007.

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

Such risks and uncertainties include but are not limited to: actions of the Company’s lender, our ability to comply with bank covenants and debt repayment obligations and our ability to obtain future financing on satisfactory terms; achieving the intended benefits of our acquisitions and integrating the operations, technologies, products and services of those businesses; achieving order and sales levels to fulfill revenue expectations; unanticipated costs or charges; our ability to meet the requirements of the NASDAQ Capital Market for continued listing of our common stock; adverse consequences from government investigations, lawsuits or private actions; our ability to manage growth should it occur; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our markets and industry generally. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

We are an international supplier of homeland security, infection control, respiratory and air filtration products for first receivers, such as hospitals, and first responders, such as law enforcement, fire and public health agencies. We are also a provider of shelter and equipment rental services for special events and disaster relief needs. In November 2005, we acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of powered air purifying respirators (“PAPRs”). As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In October 2006, through our newly-formed subsidiary Signature Special Event Services, Inc. (“SSES”), we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC, a leading provider of full-service rental services for traditional special events and for disaster relief with broad temporary infrastructure offerings.

We design, manufacture, market and supply shelter systems, air filtration systems and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame. We also design, manufacture and market thermal products, including thermal marking devices, primarily to the U.S. military.

We also design, manufacture, market and supply PAPRs through our STI subsidiary, and plan to supply disposable filter canisters for the first responder, military, healthcare and industrial markets. Subject to first article testing and approval, we anticipate the operational launch of our filter canister manufacturing line in our Glenn Dale, Maryland facility.

We are also a national provider of turn-key shelter and equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs through our SSES subsidiary. With facilities in Maryland, Florida and California, our extensive in-house inventory enables us to address events of significant size and complexity, including extremely large-scale deployments such as our deployment of more than 600,000 square feet of tents, 2,500 tons of HVAC capacity, and 22 miles of power distribution at 40 sites within Texas, Louisiana, Florida and Mississippi as an integral part of the disaster response effort in connection with Hurricane Katrina. In addition to a substantial inventory of tents, our inventory of rental equipment includes flooring, lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment.

Starting with the fourth quarter of 2006, our operating results have exhibited unacceptably low gross profit margins and we have sustained operating losses from each of our three business segments. Since the departure of senior Company management in April, 2007, we have changed our primary business focus from pursuing growth to concentrating on operational execution and integration for each of our existing business segments. In particular, we are conducting a top to bottom analysis of our operations, overhead, sales and marketing and integration efforts across all of our business segments. We are in the process of executing our turnaround plan to focus on achieving profitability through efficient execution in each of our business segments.

With respect to our Shelters and Related Products segment, we are rebuilding relationships within our sales channels and rebuilding our sales organization. Under former management, relationships with our established distributors were strained, resulting in fewer sales opportunities; we are taking steps to reinvigorate those relationships. Under former management, we had significant turnover in sales personnel; we now have rebuilt our sales team with experienced industry professionals.

With respect to our Personal Protection Equipment segment, we are rebuilding our OEM sales while conducting an orderly development of a distributor sales model. Under former management, our Personal Protection Equipment segment attempted to abruptly transition from an OEM sales model to a distribution sales model resulting in a loss of potential OEM supply sales; we are reestablishing our OEM sales relationships and are concurrently developing a distribution sales capability.

With respect to our SSES Rental Services segment, we continue to focus on pricing discipline and higher margins as we complete prior commitments that have resulted in lower than desired margins and, in some instances, significant operating losses.

In addition to the operational and other initiatives outlined above, we are considering a number of alternatives to reduce our indebtedness to our senior secured creditor, to increase our liquidity generally and to streamline our business operations to focus on those activities that we believe offer the best prospects for profitability. Alternatives we may consider include both short-term and long-term measures intended to enhance our overall prospects. However, at this time, the Board of Directors does not believe that a sale of the entire Company would be in the best interest of the Company, our stockholders and other constituencies. The Company cautions that the consideration of any alternative may not result in any transaction. The Company does not intend to disclose any developments in its exploration of any alternative and undertakes no obligation to do so until such time, if any, as the Board of Directors has made a final decision regarding a specific alternative and such decision results in a material transaction.

Segments and Product Lines

TVI is organized into three reportable business segments reflecting a broadening of our product and service offerings as a result of our acquisitions of STI and SSES and our filter canister manufacturing line. These segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems and command and control systems and our isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services. For additional information relating to our reportable segments, including comparable segment data for prior periods, refer to Note 17 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Results of Operations for the Three Months Ended June 30, 2007 Compared With the Three Months Ended June 30, 2006

Net Revenue:

Net revenue increased $5.2 million, or 71.3%, to $12.5 million for the second quarter of 2007, from $7.3 million for the second quarter of 2006. Net revenue in each of our operating segments during the three months ended June 30, 2007 and 2006 was as follows:

Segment	2007	2006
	(in millions)
Shelters and Related Products	$2.3	$5.1
Personal Protection Equipment	1.3	2.2
SSES Rental Services	8.9	—

	$12.5	$7.3

The increase in consolidated net revenue is primarily attributable to $8.9 million of revenue from our SSES Rental Services segment, which we acquired during the fourth quarter of 2006. This increase was offset by decreases in revenue in our Personal Protection Equipment segment of $0.9 million, or 41%, and our Shelters and Related Products segment of $2.8 million, or 55%. The decrease in revenue in our Shelters and Related Products segment was primarily due to our relatively new sales staff, most of which was hired in the second quarter of 2007, and to business execution issues associated with former management.

Gross Profit:

Gross profit decreased $2.7 million, or 70%, to $1.1 million for the second quarter of 2007, compared with $3.8 million for the second quarter of 2006. Gross margin as a percentage of sales was 9.1% for the second quarter of 2007 compared with 51.8% for the second quarter of 2006. The decrease in the gross margin percentage in the second quarter of 2007 incorporates the operating results of our SSES Rental Services segment, which generally has significantly lower gross margins than the historical gross margins of our other business segments. In addition, our SSES Rental Services segment experienced project cost overruns during the quarter and an additional depreciation charge during the quarter of $345,000 as explained more fully in note 9 to the notes to the unaudited consolidated financial statements included in this report. Moreover, significantly lower revenue from our Shelters and Related Products and Personal Protection Equipment segments resulted in lower gross margins for the segments given the level of fixed manufacturing costs.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $5.8 million for the second quarter of 2007, an increase of $2.8 million, or 94.2%, compared with $3.0 million for the second quarter of 2006. The increase is primarily attributable to the added SG&A expense of approximately $2.7 million from our SSES Rental Services segment and higher legal and professional services costs of approximately $500,000 incurred primarily in connection with our cooperation with ongoing government inquiries and investigations of certain transactions and matters and litigation that was dismissed during the second quarter of 2007, offset in part by decreases in general office expenses, sales commissions and stock option expense.

Research and Development:

Research and development (“R&D”) expense was $482,000 for the second quarter of 2007, which was essentially unchanged from $484,000 for the second quarter of 2006. R&D expense is comprised primarily of development efforts related to our Personal Protection Equipment segment.

Operating Income (Loss):

We had an operating loss of $5.1 million for the second quarter of 2007, compared to operating income of $306,000 for the second quarter of 2006, primarily reflecting a decline in gross profit and the additional SG&A expense of our SSES Rental Services segment. Operating loss was 41.2% of net revenue for the second quarter of 2007, compared to operating income equal to 4.2% of net revenue for the second quarter of 2006.

Goodwill Impairment

The Company recorded a goodwill impairment charge of $12.0 million, or $0.36 per share diluted in the second quarter of 2007, related to the goodwill associated with STI within our Personal Protection Equipment segment. The resulting $4.6 million deferred tax asset has been reduced to $0 due to application of a 100% deferred tax valuation allowance. After this goodwill impairment charge, the Company’s has remaining goodwill of $3.6 million related to the Personal Protection Equipment segment and $2.8 million related to the SSES Rental Services segment. The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Prior to the second quarter of 2007 and under former management, the Company’s internal financial projections for STI within its Personal Protection Equipment segment based on former management’s belief that STI was successfully transitioning to a distribution sales model. Based on its prior internal projections and STI’s performance prior to the second quarter of 2007, the Company determined that the goodwill associated with STI was not impaired. The Company believes that former management failed to execute an orderly transition of STI to a distribution sales model and, therefore, has revised its internal projections for STI. The Company believes that its current plans of reestablishing OEM sales at STI as part of an orderly transition to a distribution sales model will result in higher revenue within the Personal Protection Equipment segment. For purposes of determining the carrying value of goodwill related to STI, however, internal projections are based on known or foreseeable sources of revenue because the Company cannot predict if and when its revised strategy will result in sales or revenue equal to or greater than the projections of former management.

Income Tax Expense (Benefit):

The effective tax rate (“EFT”) for the second quarter of 2007 was 16.5%, compared with 39.7% for the second quarter of 2006. The decrease in the EFT is primarily attributable to the 100% valuation allowance on the goodwill impairment charge offset by the true-up of the 2006 income taxes.

Net Income (Loss):

We had a net loss of $14.8 million for the second quarter of 2007, compared with net income of $228,000 for the second quarter of 2006, reflecting the matters set forth above. Loss per diluted share was $0.44 for the second quarter of 2007, compared with income per diluted share of $0.01 for the second quarter of 2006.

Results of Operations for the Six Months ended June 30, 2007 Compared With the Six Months Ended June 30, 2006

Net Revenue:

Net revenue increased $10.2 million, or 61.8%, to $26.8 million for the six months ended June 30, 2007, from $16.6 million for the six months ended June 30, 2006. Net revenue in each of our operating segments during the six months ended June 30, 2007 and 2006 was as follows:

Segment	2007	2006
	(in millions)
Shelters and Related Products	$5.9	$13.1
Personal Protection Equipment	3.4	3.5
SSES Rental Services	17.5	—

	$26.8	$16.6

The increase in consolidated net revenue is primarily attributable to $17.5 million of revenue from SSES Rental Services, which was acquired during the fourth quarter of 2006. This increase was offset by decreases in revenue in our Personal Protection Equipment segment of $0.1 million and our Shelters and Related Products of $7.2 million, or 55%, which was primarily due to our relatively new sales staff, most of whom were hired in the second quarter of 2007, and to business execution issues associated with former management.

Gross Profit:

Gross profit decreased $4.9 million, or 56.8%, to $3.7 million for the six months ended June 30, 2007, compared with $8.5 million for the six months ended June 30, 2006. Gross margin as a percentage of net revenue was 13.8% for the six months ended June 30, 2007, compared with 51.6% for the six months ended June 30, 2006. The decrease in the gross margin percentage in the six months ended June 30, 2007 incorporates the operating results of our SSES Rental Services segment, which generally has significantly lower gross margins than the historical gross margins of our other business segments. In addition, our SSES Rental Services segment experienced project cost overruns during the six month period and an additional depreciation charge during the second quarter of $345,000 as explained more fully in note 9 to the notes to the unaudited consolidated financial statements included in this report. Moreover, significantly lower revenue from our Shelters and Related Products and Personal Protection Equipment segments during the six month period resulted in lower gross margins for the segments given the level of fixed manufacturing costs.

Selling, General and Administrative:

SG&A expense was $11.7 million for the six months ended June 30, 2007, an increase of $6.3 million, or 114.9%, compared with $5.4 million for the six months ended June 30, 2006. The increase is primarily attributable to the added SG&A expense of approximately $5.3 million from our SSES Rental Services segment and higher legal and professional services costs of approximately $900,000 incurred primarily in connection with internal investigations and corporate governance matters, and cooperation with government authorities regarding inquiries and investigations of certain transactions and matters and litigation that was dismissed during the second quarter of 2007.

Research and Development:

R&D expense was $951,000 for the six months ended June 30, 2007, an increase of $69,000, or 7.8%, compared with $882,000 for the six months ended June 30, 2006. R&D expense is comprised primarily of development efforts related to our Personal Protection Equipment segment.

Operating Income (Loss):

We had an operating loss of $9.0 million for the six months ended June 30, 2007, compared to operating income of $2.2 million for the six months ended June 30, 2006, primarily reflecting the decline in gross profit and the additional SG&A expense of our SSES Rental Services segment. Operating loss was 33.5% of net revenue for the six months ended June 30, 2007, compared to operating income equal to 13.4% of net revenue for the six months ended June 30, 2006.

Goodwill Impairment

The Company recorded a goodwill impairment charge of $12.0 million , or $0.36 per share diluted in the second quarter of 2007, related to the goodwill associated with STI within our Personal Protection Equipment segment. The resulting $4.6 million deferred tax asset has been reduced to $0 due to application of a 100% deferred tax valuation allowance.

Income Tax Expense (Benefit):

The effective tax rate (“EFT”) for the six months ended June 30, 2007 was 21.2%, compared with 39.8% for the six months ended June 30, 2006. The decrease in the EFT is primarily attributable to the 100% valuation allowance on the goodwill impairment charge.

Net Income (Loss):

We had a net loss of $17.4 million for the six months ended June 30, 2007, compared with net income of $1.4 million for the six months ended June 30, 2006, reflecting the matters set forth above. Loss per diluted share was $0.52 for the six months ended June 30, 2007, compared with income per diluted share of $0.04 for the six months ended June 30, 2007.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and to fund critical investments. Significant factors affecting the management of liquidity are cash flows from operating activities, access to bank lines of credit, capital expenditures and our ability to attract long-term capital under satisfactory terms.

TVI and certain of its subsidiaries are party to a financing and security agreement and other related agreements (together, the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement, as amended, currently provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $5.0 million term acquisition credit facility (the “Acquisition Term Facility”) (the Revolving Facility and the Acquisition Term Facility, collectively, the “Credit Facility”). Borrowings under the Revolving Facility are additionally capped by a loan base amount (the “Borrowing Base”), which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets plus, for the period through November 10, 2007 (the “Override Period”), an amount equal to $2.3 million. As of June 30, 2007 and July 31, 2007, the Company’s borrowing capacity under the Credit Facility was approximately $3.0 million and $2.2 million, respectively. Other than existing borrowing capacity and increases in the Borrowing Base, if any, the Company’s borrowing capacity under the Credit Facility during the Override Period will continue to be limited to cash receipts other than from collection of eligible accounts receivable. The Company is monitoring its cash position on a daily basis and is limiting its capital expenditures at this time. For additional information regarding the Credit Facility and the Company’s borrowing ability under the facility see the discussion of the Financing and Security Agreement with BB&T below.

As of June 30, 2007, working capital was $10.5 million, down from $19.7 million at December 31, 2006. Cash and cash equivalents and marketable securities available for sale as of June 30, 2007 totaled $136,000, a decrease of 96.8% from December 31, 2006. Working capital changes are primarily attributable to the decrease in cash and cash equivalents and marketable securities of $4.06 million and the increase in accounts payable and accrued expenses of $4.6 million.

Accounts receivable as of June 30, 2007 were $9.6 million, a decrease of $1.4 million, or 12.5%, from $11.0 million as of December 31, 2006. Days-sales outstanding, or DSO, as of June 30, 2007 was 75 days compared to 71 days as of December 31, 2006. The decreases in accounts receivable is primarily attributable to collections of receivables outstanding at December 31, 2006. The increase in DSO is primarily attributable to a large account receivable from a long-term rental contract completed during June 2007. Generally, we provide net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable as of June 30, 2007 (in thousands):

	Accounts Receivable Days Past Due
	61 – 90 Days	91 – 120 Days	121 Days and Over
Outstanding as of June 30, 2007	$156.9	$345.6	$691.8
Collected through July 31, 2007	134.0	146.6	123.2
Allowance for doubtful accounts as of June 30, 2007	3.1	38.2	369.6

Inventory as of June 30, 2007 was $6.7 million, an increase of 7.5% from December 31, 2006. Annualized inventory turnover was 2.1 times as of June 30, 2007, compared to 3.4 times for the year ended December 31, 2006. The increase in inventory primarily consisted of $344,000 in our Personal Protection Equipment segment and $296,000 in our marketing demonstration inventory, offset by a decrease of $81,000 in our Shelters and Related Products segment. The increase in inventory at our Personal Protection Equipment segment was the result of raw material purchases associated with unfulfilled and anticipated orders. The increase in our marketing demonstration inventory primarily relates to purchases of trailers and shelters for surge demonstrations. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Our reserve has increased by $90,000 since December 31, 2006.

Current liabilities as of June 30, 2007 were $12.4 million, an increase of 61.7% from December 31, 2006. This increase was primarily attributable to an increase in accounts payable resulting from the timing of payments to our vendors.

Cash used in operating activities was $238,000 for the six months ended June 30, 2007, compared to cash used in operating activities of $649,000 for the six months ended June 30, 2006. Cash provided by investing activities totaled $424,000 for the six months ended June 30, 2007, primarily from a $2.5 million reduction in marketable securities offset by $1.9 million in purchases of property, plant and equipment, compared to cash used in investing activities of $206,000 for the six months ended June 30, 2006, primarily for the purchase of engineering lab equipment and construction of the filter line, offset by the sale of marketable securities. Cash used in financing activities totaled $1.8 million for the six months ended June 30, 2007 primarily due to payments on outstanding debt under the Credit Facility.

Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with our acquisition of Signature Special Event Services, LLC, TVI and certain of its subsidiaries entered the Credit Agreement with BB&T. The Credit Agreement, as amended, currently provides for a $25.0 million Revolving Facility and a $5.0 million Acquisition Term Facility, which together comprise the Credit Facility. Borrowings under the Revolving Facility are additionally capped by the Borrowing Base. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus 3.0%.

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

The Credit Agreement contains customary covenants that, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. Among other things, the Credit Agreement requires us to maintain a ratio of EBITDAR (EBITDA plus real property rent or lease expense) to debt service on a consolidated basis of 1.3 to 1.0 or more on a rolling four quarter basis and a ratio of funded debt to EBITDA on a consolidated basis of 3.0 to 1.0 or less on a rolling four quarter basis (together, the “Financial Covenant Requirements”). The Company has notified BB&T that for the testing periods ended as of December 31, 2006, March 31 and June 30, 2007 the Company was not in compliance with the Financial Covenant Requirements (“Financial Covenant Requirements Noncompliance”) which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness under the Credit Facility. BB&T has granted to us waivers with respect to the Financial Covenant Requirements Noncompliance for the testing periods ended as of December 31, 2006, March 31 and June 30, 2007.

The Company executed the First Amendment to Financing and Security Agreement as of May 25, 2007 (the “First Amendment”). Among other things, the First Amendment (i) temporarily increased the borrowing base (as defined in the First Amendment) by $2.3 million from May 25, 2007 through June 25, 2007, (ii) created a reserve against the borrowing base in an amount equal to all advances under an acquisition revolving facility then available under the Credit Facility (“Acquisition Revolving Facility”) which, as of May 25, 2007, was $5.0 million, and (iii) increased the interest rate on LIBOR rate borrowings under the Revolving Facility and Acquisition Revolving Facility to LIBOR plus 3.00% (from LIBOR plus a stated margin of between 1.25% and 2.25%).

The Company executed the Second Amendment to Financing and Security Agreement as of June 21, 2007 (the “Second Amendment”). Among other things, the Second Amendment (i) extended the temporary increase in the borrowing base (as defined in the Second Amendment) by $2.3 million from June 25, 2007 through August 23, 2007 and (ii) provided for an advance of $5.0 million under the Revolving Facility to repay the Acquisition Revolving Facility in full and terminated BB&T’s commitment to make further advances under the Acquisition Revolving Facility.

The Company executed the Third Amendment to Financing and Security Agreement as of August 7, 2007 (the “Third Amendment”)(the First Amendment, the Second Amendment and the Third Amendment, collectively the “Amendments”). Among other things, the Third Amendment (i) extended the temporary increase in the Borrowing Base of $2.3 million through the Override Period and (ii) changes the interest rate under the Acquisition Term Facility from LIBOR plus a stated margin of 2.25% to LIBOR plus a stated margin of 3.50%.

Except for these Amendments, the terms of the Credit Agreement are unchanged. In particular, the Amendments do not modify or amend the Financial Covenant Requirements, the breach of which, among other things, permits BB&T to accelerate the payment of all of the outstanding indebtedness under the Credit Facility. The Amendments are designed to provide a reasonable period of time for the Company and BB&T to reach an agreement to restructure the Credit Facility. As part of this process, the Company has presented to BB&T the results of its ongoing internal business analysis as required by the First Amendment and continues to provide additional financial and business information to BB&T. Although the Company hopes to restructure the Credit Facility during the Override Period, it can give no assurance that it will be successful in this regard.

Other than increases in the Borrowing Base, if any, the Company’s borrowing capacity under the Credit Facility during the Override Period will be limited to its current borrowing capacity plus cash receipts other than from collection of eligible accounts receivable, which reduces the Borrowing Base.

We pay a monthly fee equal to an annual rate of 0.30% of the unused Revolving Facility.

Interest is payable monthly on amounts borrowed under the Revolving Facility with principal and accrued interest due and payable in full on September 30, 2011. Borrowings under the Acquisition Term Facility are to be repaid in 24 monthly payments of principal and interest.

The Credit Agreement provides that advances under the Revolving Facility can be used only for working capital purposes. As of June 30, 2007, amounts borrowed under the Credit Facility were $24.9 million. As of June 30 and July 31, 2007, the Company had $3.0 million and $2.2 million, respectively, available to draw under the Revolving Facility based on the loan base calculated as of those dates.

We believe that we have adequate production equipment to support our current level of operations. We spent $1.9 million on plant and equipment in the six months ended June 30, 2007 and $2.0 million in the year ended December 31, 2006. These purchases primarily related to the filter canister manufacturing line and other product expansion initiatives. We may invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. Additionally, we anticipate incurring capital expenditures for new rental inventory and refurbishing costs for existing rental inventory for SSES. We currently intend to purchase any such equipment from operating funds; however, we may use funds drawn under the Credit Facility to make such purchases, subject to the availability of such funds under the Credit Facility.

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

We are exposed to market risk on our variable rate debt under our Credit Facility with BB&T. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $249,000 based on the principal balance under our Credit Facility as of June 30, 2007. Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2007 TVI secured the complete dismissal, with prejudice, of the previously disclosed consolidated case in arbitration (Case No. 75-181-Y-00070-05 JISI) (“Arbitration Case”) brought by Seattle Tarp Co., Inc. (“Seattle Tarp”) in Seattle, Washington before the American Arbitration Association (“AAA”). Seattle Tarp alleged in the Arbitration Case that TVI’s and CAPA Manufacturing Corp.’s hiring of a former Seattle Tarp employee (“Former STC Employee”) resulted in a breach of a confidentiality agreement and the unauthorized use of Seattle Tarp’s confidential information under the provisions of Washington’s Uniform Trade Secrets Act and a violation of Washington’s Consumer Protection Act, among other claims. In a separate but related matter, Seattle Tarp threatened to file a claim in arbitration against the Former STC Employee, alleging that the employee breached the terms of an agreement intended to protect his former employer, Seattle Tarp, by accepting employment with TVI. The employee filed a petition (“Civil Action”) in the Superior Court of Washington in and for King County (Case No. 04-2-34129-9 SEA) seeking declaratory judgment that no such breach occurred. Seattle Tarp filed counterclaims alleging that in connection with his employment at TVI the employee engaged in the unauthorized use of confidential information. The Civil Action was consolidated with the Arbitration Case in a single proceeding and, in May 2007, was dismissed with prejudice.

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

We are not in compliance with financial covenants under our senior secured credit facility and may not be able to repay our indebtedness under the facility.

As of June 30, 2007, we had $24.9 million of indebtedness outstanding under our Credit Facility with BB&T. The facility is secured by a lien on substantially all of our assets. The Credit Facility requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. As of December 31, 2006, March 31, 2007 and June 30, 2007 we were not in compliance with either of these financial covenants. Although BB&T has granted a waiver of our compliance with these covenants and any corresponding events of default for the testing periods ended as of December 31, 2006 and March 31 and June 30, 2007 and has extended the temporary increase in the borrowing base under the Credit Facility by $2.3 million through November 10, 2007, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of Credit Facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt under the facility.

The agreement governing our senior secured credit facility contains various covenants that significantly limit our management’s discretion in the operation of our business and may limit our ability to compete and make capital expenditures.

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

Our senior secured credit facility with BB&T also requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. As of June 30, 2007, we were not in compliance with these financial covenants. Although BB&T has granted to us a waiver of our compliance with these covenants and any corresponding event of default as of June 30, 2007, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of our senior secured credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt under the facility.

Our indebtedness under the senior secured credit facility could have other important consequences to our business. For example, it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future; therefore, we may be unable to satisfy our financial obligations, including our payroll;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior secured credit facility is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry and make us less flexible in responding to changing economic conditions; and

•	make us more vulnerable to economic downturns and less able to withstand competitive pressures.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the terms of and limitations on borrowings under our senior secured credit facility with BB&T.

Our acquisitions may not achieve all or any of their intended benefits.

Our acquisitions of STI and SSES involve various risks, including: our incurrence of significant secured indebtedness; that customer relationships may be adversely impacted resulting in less or no revenue from such customers; the potential loss of key employees; the risk of diverting management’s attention from normal daily operations of our existing businesses; risks of entering markets in which we have no or limited direct prior experience; initial dependence on unfamiliar supply chains or relatively small supply partners; and insufficient revenues to offset increased expenses associated with the acquisition. We also may encounter other risks, including:

•	our failure to discover material liabilities in target companies; and

•

the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulations and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the federal government or other clients.

In connection with our acquisitions of STI and SSES, as well as future acquisitions, if any, we have and may continue to incur significant acquisition costs and expenses as well as amortization expenses related to intangible assets. We also may incur additional significant write-offs of goodwill associated with STI and SSES. Our operating results could be adversely and materially affected by these costs, expenses and write-offs.

There can be no assurance that our acquisitions of STI or SSES will be successful and will not materially adversely affect our business, operating results, or financial condition.

We may have difficulty integrating the operations of companies we acquire, which may adversely affect our results of operations.

The success of our acquisitions of STI and SSES depends upon our ability to successfully integrate the businesses of these companies. The integration of those businesses may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing organic development of our businesses. These integration difficulties could include:

•	the integration of business practices affecting the profitability and cash needs of the operations;

•	the integration of personnel with disparate business backgrounds;

•	the loss of key employees of acquired companies;

•	the transition to new information, supply and distribution systems;

•	the coordination of geographically dispersed organizations;

•	the reconciliation of different corporate cultures; and

•

the integration of internal financial controls, financial reporting and disclosure controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.

For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenues or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our business, financial condition and operating results.

SSES generally does not have long-term agreements with its customers, making its revenue and operating results for any quarter difficult to forecast and substantially dependent upon customer orders received and fulfilled in that quarter.

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

Because we rely on a limited number of third party distributors for the marketing, sale and support of our products, an impairment or termination of these relationships may materially adversely affect our business.

Our shelters and related products business sells the majority of its products through a limited number of independent distributors and third party sales agents, such as Fisher Scientific Company LLC in the U.S. and Canada, W.W. Grainger, Inc. in the U.S. and Professional Protection Systems Ltd. internationally. Approximately 18% and 60% of our total sales in

2006 and 2005, respectively, were made through Fisher Scientific; approximately 13% and 4% of our total sales in 2006 and 2005, respectively, were made through W.W. Grainger. We anticipate that our distributors will continue to account for most of our sales in our Shelters and Related Products segment for the foreseeable future. In addition, over the longer-term, we anticipate transitioning our Personal Protection Equipment segment to a distributor sales model, which, if successful, would increase our dependence on third party distributors.

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

Our common stock is subject to delisting from the NASDAQ Stock Market, which would likely adversely affect our ability to raise capital and our stockholders’ ability to sell their shares.

Under NASDAQ Stock Market Rule 4310(c)(4), stocks listed on the NASDAQ Capital Market must maintain a minimum bid price of $1.00 per share in order to maintain continued listing (the “Minimum Bid Price Rule”). Under this rule, if a company’s stock closes below the minimum $1.00 per share requirement for 30 consecutive business days, it is subject to potential delisting from the NASDAQ Capital Market.

On June 6, 2007, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company was not in compliance with the Minimum Bid Price Rule because the closing bid price per share for the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the NASDAQ Marketplace Rules, the Company has been provided with 180 calendar days, or until December 3, 2007, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of the Company’s common stock at this time.

To regain compliance with the Minimum Bid Price Rule, the closing bid price of the Company’s common stock generally must remain at $1.00 per share or more for a minimum of ten consecutive business days. If the Company does not regain compliance with the Minimum Bid Price Rule by December 3, 2007, NASDAQ will determine whether the Company meets The NASDAQ Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, other than the bid price requirement, NASDAQ may grant the Company an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, NASDAQ will provide the Company with written notification that its common stock will be delisted. At that time, the Company would be permitted to appeal NASDAQ’s determination to delist the Company’s common stock to a NASDAQ Listings Qualifications Panel.

The Company intends to seek to regain compliance with the Minimum Bid Price Rule during this cure period. The Company’s management and board of directors are considering alternatives to address compliance with the continued listing standards of the NASDAQ Stock Market that may include a reverse stock split.

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

The market for our shelter, decontamination, PAPRs and other products and systems, as well as the market for our SSES rental services, may not grow, may grow at a slower rate than we expect or may diminish. Furthermore, the market may not accept our products and services. If the market fails to perform as we anticipate, or if the market fails to accept our products and services on the terms that we offer, our business could suffer.

Additionally, we believe that we must enhance the functionality of our products to maintain successful commercialization and continued acceptance of our product offerings. If we are unable to offer our products and services at prices or on terms acceptable to the market, identify and develop new enhancements to existing products and services on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, reduction or cancellation of orders and loss of revenue.

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

We have made capital expenditures and have made strategic acquisitions and investments that may not prove to be successful.

We have made capital outlays, such as for the construction of our filter canister line, with a view to expanding our portfolio of products and services, expanding into new markets and businesses, and accelerating the development of new or improved products. To do so, we have used significant amounts of cash, incurred debt and assumed indebtedness. On October 31, 2006, we acquired Signature Special Event Services, LLC through our wholly owned SSES subsidiary for a cash purchase price of $21.75 million, including our working capital adjustment as of the closing. We borrowed approximately $23.5 million under our Credit Facility with BB&T to pay the cash purchase price and pay other amounts in connection with the acquisition and the credit facility and related expenses and fees. Acquisitions and strategic investments involve numerous risks, including those associated with the acquisition of SSES. In addition, the operations of SSES are significantly more capital intensive than our other businesses, which may require us to increase our borrowings or use cash resources to fund SSES’s operations.

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

We expect that our products may be increasingly subject to third-party infringement claims as the number of competitors in the markets that we serve grows and the functionality of products in different industry segments grows and overlaps. Although we are not aware that our products employ technology that infringes any proprietary rights of third parties, there has been significant litigation in recent years involving patents and other intellectual property rights, and third parties may assert infringement claims against us. Regardless of whether these claims have any merit, they could be time-consuming to defend; result in costly litigation; divert our management’s attention and resources; cause product shipment delays; or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

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

The markets for our products and services are intensely competitive. The markets for our Shelters and Related Products and Personal Protection Equipment products are characterized by rapidly evolving industry standards, changes in customer needs and preferences and opportunities relating to technological advancement, and are significantly affected by new product introductions and improvements. The markets for our services, including SSES’s event rental offerings, are characterized by high customer expectations with respect to performance and intense price competition. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing, personnel and other resources, greater name recognition, broader product offerings and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and services and lower profit margins, either of which could materially and adversely affect our business, financial condition and results of operations.

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

On May 24, 2007, TVI held its 2007 Annual Meeting of Stockholders. Out of a total of 32,643,853 shares of common stock of the Company issued and outstanding and entitled to vote at such meeting, the holders of 27,302,419 shares, or approximately 83.6%, were present either in person or by proxy, thus constituting a quorum. The following is a record of the votes cast as to the two proposals presented for a vote:

Proposal One – Election of Class C Director. The Amended and Restated By-Laws of the Company (“By-Laws”) provide that the Company’s business shall be managed under the direction of a Board of Directors (“Board”). The Board has fixed the number of directors at five. The Board nominated for election to the Board as a Class C Directors the one individual named below for a term ending at the 2010 Annual Meeting and until his successor is elected and duly qualified, or until his earlier death, resignation or removal.

Nominee	For		Withheld
Harley A. Hughes	25,825,765	(89.20)%	3,128,319	(10.80)%

Accordingly, the proposal to elect Lieutenant General Hughes as a Class C Director, having received a favorable vote of a plurality of the votes cast, was approved by the stockholders of the Company. The Company’s Class A Directors, who continue in office for terms ending at the 2008 Annual Meeting and until their successors are elected and duly qualified, or until their earlier death, resignation or removal are Todd L. Parchman and Richard P. Sullivan. Class B Directors continuing in office for terms ending at the 2009 Annual Meeting and until their successors are elected and duly qualified, or until his earlier death, resignation or removal, are Mark N. Hammond and Donald C. Yount, Jr.

Proposal Two – Ratification of Independent Accountants. Upon recommendation of the Audit Committee, the Board appointed Stegman & Company to serve as the Company’s independent accountants for its year ending December 31, 2007. The Board sought ratification of this appointment.

For	Against		Withheld
26,210,054 (90.52%)	2,717,476	(9.38)%	26,554	(0.09)%

Accordingly, the proposal to ratify the appointment of Stegman & Company to serve as the Company’s independent accountants for its year ending December 31, 2007, having received a favorable vote of at least a majority of the votes cast, was declared to be duly approved by the stockholders of the Company.

Item 5.	Other Information.

As previously disclosed, in March 2007 the Company’s Audit Committee received notice under the Company’s Accounting Complaint Policy alleging questionable business transactions and practices by the former Chief Executive Officer and a former Executive Vice President of the Company. In response, the Audit Committee, assisted by special independent counsel, conducted an investigation regarding these allegations. Among other matters, the Committee’s investigation uncovered evidence of a series of questionable business transactions and practices between 2003 and early 2005 which may have caused the Company to overpay approximately $1.7 million, for which the Audit Committee did not find any credible business reason. The Audit Committee’s findings influenced the Board’s decision to seek the resignations of the former Chief Executive Officer and the former Executive Vice President, who resigned all posts with the Company on April 18, 2007. After concluding its investigation, the Audit Committee notified the appropriate authorities and pledged to cooperate with any resulting government inquiry or investigation.

On May 14, 2007, the Securities and Exchange Commission (“SEC”) issued a notice that it was commencing an informal non-public inquiry relating to the matters investigated by the Audit Committee, as well as other transactions and matters. The SEC requested that the Company voluntarily produce documents relating to its investigation. On July 11, 2007, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation. The SEC’s formal order of investigation states generally that the purpose of the SEC’s investigation is to determine whether the federal securities laws have been violated and permits the SEC to subpoena documents and compel witnesses to testify as to matters relating to its investigation. The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to continue to fully cooperate with the SEC regarding this matter.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.1.1	Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

10.6.1	TVI First Amendment to Financing and Security Agreement, dated as of May 25, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated May 25, 2007)

10.6.2	TVI Second Amendment to Financing and Security Agreement, dated as of June 21, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 21, 2007)

10.6.3	TVI Third Amendment to Financing and Security Agreement, dated as of August 7, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company

10.12.1	First Extension of Lease Agreement, dated as of July 27, 2007, between the Company and Ernest & Alice Mark Family Trust and Michael & Sally Mark Family Trust (incorporated by reference to Exhibit 10.12.1 of Current Report on Form 8-K dated July 27, 2007)

10.19

Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Harley A. Hughes, as amended by letter agreement dated August 6, 2007 (incorporated by reference to Exhibit 10.1 of Current Report on

Form 8-K dated August 6, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Lease Termination Agreement, dated June 21, 2007, by and between SDA, LLC and Signature Special Event Services, Inc. (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated June 21, 2007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: August 8, 2007	/s/ Harley A. Hughes
Harley A. Hughes
President and Chief Executive Officer

Date: August 8, 2007	/s/ Sherri S. Voelkel
Sherri S. Voelkel
Vice President & Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.1.1	Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

10.6.1	TVI First Amendment to Financing and Security Agreement, dated as of May 25, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated May 25, 2007)

10.6.2	TVI Second Amendment to Financing and Security Agreement, dated as of June 21, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 21, 2007)

10.6.3	TVI Third Amendment to Financing and Security Agreement, dated as of August 7, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company

10.12.1	First Extension of Lease Agreement, dated as of July 27, 2007, between the Company and Ernest & Alice Mark Family Trust and Michael & Sally Mark Family Trust (incorporated by reference to Exhibit 10.12.1 of Current Report on Form 8-K dated July 27, 2007)

10.19

Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Harley A. Hughes, as amended by letter agreement dated August 6, 2007 (incorporated by reference to Exhibit 10.1 of Current Report on

Form 8-K dated August 6, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Lease Termination Agreement, dated June 21, 2007, by and between SDA, LLC and Signature Special Event Services, Inc. (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated June 21, 2007)