Form 10-Q
period 2007-09-30
TVI CORP
filed 2007-11-08
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,169,004 of Common Stock issued and outstanding as of November 6, 2007.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125	$1,757
Marketable securities – available for sale	—	2,434
Accounts receivable – trade, less allowance for doubtful accounts	8,535	11,027
Inventories, net	5,353	6,226
Income taxes receivable	532	1,308
Deferred income taxes	3,203	722
Prepaid expenses and other current assets	2,073	3,933

Total current assets	19,821	27,407

PROPERTY, PLANT AND EQUIPMENT, NET	20,656	18,428

OTHER ASSETS
Goodwill	6,485	20,932
Intangible assets, net	4,670	5,976
Deferred income taxes	2,724	—
Other	48	48

Total other assets	13,927	26,956

TOTAL ASSETS	$54,404	$72,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$4,467	$2,209
Accrued expenses	3,834	2,302
Deferred income taxes	76	—
Current portion of long-term debt	2,500	2,500
Current portion of non-compete payments	276	669

Total current liabilities	11,153	7,680

LONG-TERM LIABILITIES
Long-term debt, net of current portion	23,435	24,216
Non-compete payments, net of current portion	781	1,566
Deferred income taxes	1,011	631

Total long-term liabilities	25,227	26,413

TOTAL LIABILITIES	36,380	34,093

STOCKHOLDERS’ EQUITY
Preferred stock – $1.00 par value; 1,200 shares authorized, no shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock – $0.01 par value; 98,800 shares authorized, 33,876 and 33,174 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	339	332
Additional paid-in capital	26,668	25,991
Retained earnings (accumulated deficit)	(8,983)	12,375

TOTAL STOCKHOLDERS’ EQUITY	18,024	38,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,404	$72,791

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
NET REVENUE	$11,820	$8,527
COST OF REVENUE	9,297	4,142

GROSS PROFIT	2,523	4,385

OPERATING EXPENSES
Selling, general and administrative expenses	5,407	2,364
Research and development expenses	294	298

Total operating expenses	5,701	2,662

OPERATING INCOME (LOSS)	(3,178)	1,723
LOSS ON TERMINATION OF JOINT VENTURE AGREEMENT	—	282
INTEREST AND OTHER EXPENSE (INCOME), NET	664	(57)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,842)	1,498
PROVISION FOR INCOME TAXES	93	525

NET INCOME (LOSS)	$(3,935)	$973

EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.12)	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	33,778	32,624

EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.12)	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,778	32,930

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	2007	2006
NET REVENUE	$38,621	$25,095
COST OF REVENUE	32,406	12,164

GROSS PROFIT	6,215	12,931

OPERATING EXPENSES
Selling, general and administrative expenses	16,932	7,813
Research and development expenses	1,430	1,180

Total operating expenses	18,362	8,993

OPERATING INCOME (LOSS)	(12,147)	3,938
GOODWILL IMPAIRMENT CHARGE	12,000	—
LOSS ON TERMINATION OF JOINT VENTURE AGREEMENT	—	282
INTEREST AND OTHER EXPENSE (INCOME), NET	1,778	(169)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(25,925)	3,825
PROVISION (BENEFIT) FOR INCOME TAXES	(4,567)	1,451

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	(21,358)	2,374
NON-CONTROLLING INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	—	4

NET INCOME (LOSS)	$(21,358)	$2,378

EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.64)	$0.07

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	33,491	32,604

EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.64)	$0.07

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	33,491	32,996

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in thousands)

(unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(21,358)	$2,378
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment charge	12,000	—
Depreciation and amortization	3,703	761
Loss on termination of joint venture agreement	—	282
Write-off of prepaid acquisition costs	—	143
Provision for doubtful accounts	632	15
Deferred income tax benefit	(4,749)	(168)
Non-controlling interest in net loss of consolidated subsidiary	—	(4)
Stock-based compensation expense	272	542
Excess tax benefit from stock-based compensation	—	(170)
Imputed interest expense associated with non-compete agreements	247	—
Earnings on marketable securities reinvested	(26)	(104)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,860	39
Inventory	746	(1,918)
Prepaid expenses and other current assets	1,444	145
Income taxes	776	(1,241)
Accounts payable, trade	2,258	(1,263)
Accrued expenses	1,599	(474)

Net cash used in operating activities	(596)	(1,037)

INVESTING ACTIVITIES
Purchases of marketable securities	(800)	—
Sales of marketable securities	3,260	1,000
Proceeds from disposal of vehicle	—	12
Payments on patents	(16)	(8)
Payments on non-compete agreements	(197)	—
Purchases of property, plant and equipment	(2,549)	(1,099)

Net cash used in investing activities	(302)	(95)

FINANCING ACTIVITIES
Net borrowings on line of credit	1,094	—
Payments on long-term debt	(1,875)	—
Excess tax benefit from stock-based compensation	—	170
Proceeds from exercise of stock options	47	22

Net cash provided by (used in) financing activities	(734)	192

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,632)	(940)
Cash and cash equivalents at beginning of period	1,757	2,589

Cash and cash equivalents at end of period	$125	$1,649

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1. Basis of Presentation.

Organization

TVI Corporation (“TVI”), a Maryland corporation formed in 1977, together with its subsidiaries (the “Company”), designs, manufactures, markets and supplies shelter systems, thermal marking devices, and air filtration and infection control products primarily for homeland security agencies, hospitals, the military, law enforcement agencies and fire departments and public health agencies. The Company’s shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ the Company’s proprietary articulating frame. The Company also designs, manufactures, markets and supplies a line of powered air-purifying respirators (“PAPRs”) and also plans to supply disposable filter canisters for the first responder, military, healthcare and industrial markets. In the fourth quarter of 2006, the Company, through its wholly owned subsidiary Signature Special Event Services, Inc. (“SSES”), began providing a broad range of temporary infrastructure offerings for traditional special events and for disaster relief.

On October 31, 2006, TVI, through SSES, acquired substantially all of the assets and specified liabilities of Signature Special Event Services, LLC (“SSES LLC”), a privately-held provider of tent and related equipment for special events and disaster recovery. On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of PAPRs. As a result of the acquisition, STI became a wholly owned subsidiary of TVI.

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

Operating Segments

The Company determines and discloses its segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended),” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. For the nine months ended September 30, 2006, the Company’s management reporting structure was not organized into reporting segments. During the fourth quarter of 2006, the Company began reporting in three reporting segments as a result of its acquisitions of STI and SSES, its integration and realignment efforts with respect to these acquisitions, and its filter canister manufacturing line.

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

The calculation of the Company’s average number of common shares outstanding – diluted for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average number of common shares outstanding – basic	33,778	32,624	33,491	32,604
Dilutive effect of stock options	—	306	—	392

Average number of common shares outstanding – diluted	33,778	32,930	33,491	32,996

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

As of September 30, 2007, options to purchase up to approximately 2.8 million shares of the Company’s Common Stock remain available to be granted under the Plan. The Company believes that such awards better align the interests of employees and others with that of its stockholders. The Plan expires on May 7, 2008.

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

The fair values of stock options granted were estimated as of the date of grant using the Black-Scholes-Merton option pricing model for grants prior to January 1, 2007 and the Binomal option pricing model for grants subsequent to January 1, 2007. The determination was made to change from the Black-Scholes method to the Binomial method to improve the estimate of fair value. The Black-Scholes-Merton model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI’s employee incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Binomial and Black-Scholes-Merton option pricing models for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	55.1%	39.8% - 58.5%	45.9% - 57.8%	39.8% - 58.5%
Expected term	6.25 years	3.5 - 5 years	5 - 6.25 years	3.5 - 5 years
Risk-free rate	4.2%	4.58% - 5.14%	4.2% - 4.8%	4.57% - 5.14%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to $0 and $133,000 for the three months ended September 30, 2007 and 2006, respectively, and $272,000 and $542,000 for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $50,000 and $23,000 for the nine months ended September 30, 2007 and 2006, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the nine months ended September 30, 2007 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding as of January 1, 2007	1,853	$2.69
Granted	650	0.88
Exercised	(150)	0.33
Canceled or expired	(886)	2.59

Outstanding as of September 30, 2007	1,467	2.19	6.66	$0.00

Vested or expected to vest as of September 30, 2007	1,264	2.34	6.39	$0.00

Exercisable as of September 30, 2007	687	$3.28	4.24	$0.00

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $0.34 and $1.41, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $129,000 and $439,000, respectively.

As of September 30, 2007, there was approximately $280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was approximately $432,000 and $873,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 amounted to approximately $47,000 and $22,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $0 and $170,000 for the nine months ended September 30, 2007 and 2006, respectively.

Other information regarding options outstanding and exercisable as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.40 – 0.84	582,866	$0.75	9.68	0	$0.00
1.21 – 1.99	191,668	1.66	1.94	136,668	1.53
2.01 – 2.98	162,667	2.18	5.05	82,001	2.17
3.16 – 3.99	339,500	3.63	5.17	295,334	3.61
4.00 – 4.72	185,000	4.55	6.14	167,500	4.60
5.50	5,000	5.50	6.93	5,000	5.50

	1,466,701	$2.19	6.66	686,503	$3.28

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$16,485	$50,208
Income (loss) before provision for income taxes	(74)	(48)
Net income (loss)	(45)	(25)

Earnings (loss) per common share – basic	$(0.01)	$0.00
Earnings (loss) per common share – diluted	$(0.01)	$0.00

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

5. Inventories, net.

Inventories as of September 30, 2007 and December 31, 2006 consist of (in thousands):

	2007	2006
Finished goods	$398	$497
Work in progress	272	849
Raw materials	3,831	4,006
Other	852	874

Total	$5,353	$6,226

Other inventories consist of field service, demonstration and other sales support inventory. As of September 30, 2007 and December 31, 2006, inventory reserves for excess and obsolete inventories were approximately $401,000 and $372,000, respectively.

6. Significant Customers.

For the three months ended September 30, 2007, net revenue from the Company’s largest customer was from the SSES Rental Services segment and totaled $1.6 million, or 13.5% of net revenue. For the three months ended September 30, 2006, net revenue from the Company’s largest and second largest customers were from the Shelters and Related Products segment and totaled $1.3 million, or 15.1% of net revenue, and $1.1 million, or 12.5% of net revenue, respectively.

For the nine months ended September 30, 2007, there were no customers representing more than 10% of net revenue. For the nine months ended September 30, 2006, net revenue from the Company’s largest and second largest customer was from the Shelters and Related Products segment and totaled $4.3 million, or 17.0% of net revenue, and $3.3 million, or 13.2% of net revenue, respectively.

For three and the nine months ended September 30, 2006, the ultimate distribution of these sales was to multiple end-users. There were no other customers representing more than 10% of net revenue in either period.

7. Long-Term Debt.

Long-term debt as of September 30, 2007 consists of the following (in thousands):

Revolving credit facility	$23,227
Acquisition facility	2,708

Total debt	25,935
Less current portion	2,500

Long-term debt	$23,435

Credit Agreement with Branch Banking & Trust Company (“BB&T”). On October 31, 2006, in connection with the acquisition of SSES LLC, the Company and certain of its subsidiaries entered into a financing and security agreement and other related agreements (together and as amended, the “Credit Agreement”) with BB&T. The Credit Agreement currently provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $5.0 million acquisition credit facility (the “Acquisition Facility” and, together with the Revolving Facility, the “Credit Facility”). Borrowings under the Acquisition Facility bear interest at LIBOR plus 3.50% and borrowings under the Revolving Facility bear interest at LIBOR plus 3.00%. Borrowings under the Revolving Facility are additionally capped by a loan base, which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets, and, for the period from May 25, 2007 through and including December 31, 2007, an additional $3.6 million. The Company has little or no borrowing capacity under the Credit Facility.

Among other things, the Credit Agreement requires the Company to satisfy certain financial covenants. The Company notified BB&T that, for the testing periods ended as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, it was not in compliance with two such financial covenants, which noncompliance, if not waived by BB&T, would each constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness. BB&T granted to the Company a waiver with respect to the noncompliance by the Company with both financial covenants as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. There was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

The Credit Agreement also provides that BB&T will issue letters of credit for the Company’s account in aggregate undrawn amounts of up to $2.0 million. Annual fees for letters of credit issued for our account will equal 3.0% of the face amount of such letters of credit. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility. As of September 30, 2007, the Company had one standby letter of credit outstanding with BB&T that was issued in lieu of a performance bond. It was issued on September 6, 2007 in the amount of $44,470 and expires on June 8, 2008.

8. Segment Reporting.

The Company’s reportable segments are: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Prior to the acquisition of SSES during the fourth quarter of 2006, the Company had only one reportable segment. Financial information for the nine months ended September 30, 2006 has been restated to present comparative information. The Company evaluates performance based on income from operations of the respective segments.

The following are reconciliations of reportable segment revenues, operating income (loss), assets, and other significant items (in thousands):

	Nine months ended September 30,
	2007	2006
Net revenue:
Shelters and related products	$9,675	$20,240
Personal protection equipment	4,987	4,855
SSES rental services	23,959	—

	$38,621	$25,095

Operating income (loss):
Shelters and related products	$(4,451)	$3,574
Personal protection equipment	(926)	364
SSES rental services	(6,770)	—

	$(12,147)	$3,938

Depreciation and amortization:
Shelters and related products	$400	$644
Personal protection equipment	234	117
SSES rental services	3,069	—

	$3,703	$761

Capital expenditures, gross:
Shelters and related products	$154	$440
Personal protection equipment	768	659
SSES rental services	1,627	—

	$2,549	$1,099

	As of
	September 30, 2007	December 31, 2006
Total assets:
Shelters and related products	$12,285	$19,343
Personal protection equipment	12,965	23,373
SSES rental services	29,154	30,075

	$54,404	$72,791

9. Intangible Assets

During the three months ended September 30, 2007, the Company terminated an employment agreement with an SSES employee. As a result, the related non-compete intangible and obligation were reduced by $583,000 and $541,000, respectively.

10. Goodwill.

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

The following table represents the balance as of December 31, 2006 and September 30, 2007 and changes in goodwill by reporting unit for the nine months ended September 30, 2007 (in thousands):

	STI	SSES	Total
Balance as of December 31, 2006	$15,602	$5,330	$20,932
Reallocation of purchase price	—	(2,905)	(2,905)
Settlement of acquisition contingencies	—	416	416
Impairment charge	(12,000)	—	(12,000)
Termination of Non-Compete Agreement	—	42	42

Balance as of September 30, 2007	$3,602	$2,883	$6,485

Goodwill of $15.6 million was recorded in connection with the Company’s acquisition of STI on November 8, 2005. STI constitutes a significant portion of our Personal Protection Equipment segment. During the three months ended June 30, 2007, management determined that the revenue expectations used to evaluate the carrying value of goodwill related to STI in the past were no longer valid. Therefore, management significantly lowered those revenue expectations. As a result, management determined that the goodwill associated with the Personal Protection Equipment segment should be tested for impairment in accordance with the provisions of SFAS No. 142. An independent business valuation specialist was engaged to assist the Company in the determination of the fair market value of STI within the Personal Protection Equipment segment. The fair value of STI, determined using both a discounted cash flow analysis and a market multiple analysis, was less than the carrying value. Accordingly, the Company recorded a goodwill impairment charge of $12.0 million, or $0.36 per share diluted in the second quarter of 2007, related to the goodwill associated with STI within the Personal Protection Equipment segment.

The goodwill associated with the SSES Rental Services segment was recorded in connection with the Company’s acquisition of SSES LLC on October 31, 2006. During the three months ended June 30, 2007, management completed its valuation of assets purchased in the business combination. As a result, $2.5 million of assets was reclassified to property, plant and equipment which resulted in a corresponding reduction of goodwill and a charge of approximately $345,000 to record depreciation on the related rental assets from the date of acquisition through June 30, 2007. In addition, $0.4 million was reclassified to the obligations under non-compete agreements during the same period. Also, $1.9 million was recorded as a receivable from the sellers of SSES LLC in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of the acquisition and acquired past due accounts receivable, which the Company had the right to collect from the sellers. During the three months ended June 30, 2007, this receivable was settled for $1.5 million, resulting in a $0.4 million increase in the purchase price. For the three months ended September 30, 2007, goodwill related to SSES was increased $42,000 due to the termination of one of the Company’s Non-Compete Agreements. Management expects to perform its first annual impairment test with regard to the carrying value of the goodwill related to this segment as of October 31, 2007.

11. Deferred Income Taxes

The components of the deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	2007	2006
Deferred income tax assets - current
Vacation accrual	$139	$137
Inventory reserve	198	283
Allowance for doubtful accounts	283	45
Patent amortization	—	26
Net operating losses	1,757	196
Accrued warranty liability	46	35
Prepaid expenses	780	—

	3,203	722

Deferred income tax assets - long-term
Depreciation and amortization	56	—
Net operating losses	4,295	—
Goodwill impairment	4,634	—

	8,985	—
Less valuation allowance	(6,261)	—

	2,724	—

Deferred income tax liability - current
Inventory reserve	(76)	—

Deferred income tax liability - long-term
Depreciation and amortization	(1,011)	(631)

	$4,840	$91

As of September 30, 2007 the Company has recorded a valuation allowance to reduce its deferred income tax assets to amounts that management considers more likely than not to be realized. During the three months ended June 30, 2007, the deferred tax asset of $4.6 million related to the impairment of goodwill in the Personal Protection Equipment segment was reduced to $0 because management has no plans to sell the related assets or business, which is the only mechanism under which the tax asset will be realized. During the three months ended September 30, 2007, the deferred tax asset of $3.8 million related to the net operating losses in the SSES Rental Services segment was reduced to $2.2 million since the losses are not available for carryback and the Company has experienced losses in this segment since the date of acquisition.

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

Such risks and uncertainties include but are not limited to: actions of the Company’s lender, our ability to comply with bank covenants and debt repayment obligations and our ability to obtain future financing on satisfactory terms; achieving the intended benefits of our acquisitions and integrating the operations, technologies, products and services of those businesses; achieving revenue expectations; unanticipated costs or charges; our ability to meet the requirements of the NASDAQ Capital Market for continued listing of our common stock; adverse consequences from government investigations, lawsuits or private actions; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our target markets. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

We are also a national provider of turn-key equipment and shelter rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs through our SSES subsidiary. With facilities in Maryland, Florida and California, our extensive in-house inventory enables us to address events of significant size and complexity, including large-scale deployments. In addition, we provide turnkey temporary facilities using our substantial inventory of integrated equipment which includes lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment.

Since the change in our senior Company management in April 2007, we have critically evaluated our operations, overhead, sales and marketing and integration efforts across our three business segments. We continue to execute our turnaround plan, which highlights higher probability and higher gross margin market opportunities and organizing and managing each of our business segments to operate more efficiently. Our primary business focus at this time is achieving positive cash flow and operating income.

On August 8, 2007, we announced the appointment of Harley Hughes as our Chief Executive Officer. On August 29, 2007, we announced the appointment of Sherri Voelkel as our Senior Vice President and Chief Financial Officer, confirmed the appointment of Sean Hunt as our Senior Vice President and General Counsel and announced the reorganization of our three business segments into distinct operating divisions. As part of the reorganization, we confirmed the appointments of Tom Brown and Dale Kline as the general managers of our SSES Rental Services and Personal Protection Equipment divisions, respectively, and announced the appointment of Bill Baugh as the general manager of our Shelters and Related Products division. With this reorganization, we delegated broader authority and profit and loss accountability to each general manager. We believe that this organizational structure motivates each division’s management to be more focused on product quality, features and functions, be more diligent in qualifying sales opportunities and be more efficient managing business operations.

Across all of our business segments, we are establishing a product focused sales model with an emphasis on direct contact with the end customer. With respect to our Shelters and Related Products segment, we have restored and enhanced our sales organization by hiring experienced industry professionals who can establish and build relationships within our sales channels. With respect to our Personal Protection Equipment segment, we continue to focus on our OEM sales while also conducting an orderly development of a distributor sales model. With respect to our SSES Rental Services segment, we continue to focus on pricing and costing discipline and integrating the SSES Rental Services business, including consolidating the former Kentucky and North Carolina branches into the Maryland and Florida branches. Across all of our business segments, these initiatives, among others, have resulted in higher gross margins for the third quarter of 2007 compared to the second quarter of 2007.

In addition to the operational and other initiatives outlined above, we continue to consider a number of alternatives to increase cash flow, to reduce our indebtedness to our senior secured creditor, and to focus on actions we believe offer the best prospects for restoring the Company to profitability. Initiatives we may consider include both short-term and long-term measures intended to enhance our overall prospects for achieving these goals. At this time, however, the Board of Directors does not believe that a sale of the entire Company would be in the best interest of the Company, our stockholders and other constituencies, and such a sale is, therefore, not one of the initiatives currently under consideration. The Company further cautions that the consideration of any initiative may not result in any transaction and undertakes no obligation to disclose consideration of any initiative unless and until the Board of Directors makes a final decision regarding a specific initiative that would result in a material transaction.

Segments and Product Lines

TVI is organized into three reportable business segments reflecting our broad product and service offerings realized from our acquisitions of STI and SSES and our filter canister manufacturing line. These segments are Shelters and Related Products (shelter systems, surge capacity and infection control systems and command and control systems and our isolation and thermal products), Personal Protection Equipment (PAPRs and filters) and SSES Rental Services. For additional information relating to our reportable segments, including comparable segment data for prior periods, refer to Note 17 in the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Results of Operations for the Three Months Ended September 30, 2007 Compared With the Three Months Ended September 30, 2006

Net Revenue:

Net revenue increased $3.3 million, or 38.6%, to $11.8 million for the third quarter of 2007, from $8.5 million for the third quarter of 2006. Net revenue in each of our operating segments during the three months ended September 30, 2007 and 2006 was as follows:

Segment	2007	2006
	(in millions)
Shelters and Related Products	$3.7	$7.1
Personal Protection Equipment	1.7	1.4
SSES Rental Services	6.4	—

	$11.8	$8.5

The increase in consolidated net revenue is primarily attributable to $6.4 million of revenue from our SSES Rental Services segment, which we acquired during the fourth quarter of 2006. This increase was offset by a decrease in revenue in our Shelters and Related Products segment of $3.4 million, or 48%. The decrease in revenue in our Shelters and Related Products segment was primarily due to (a) continuing effects from the poor sales management and execution by former management and (b) disruption of our sales force resulting from distraction of our former senior management in connection with then-pending investigations of their conduct.

Gross Profit:

Gross profit decreased $1.9 million, or 43.2%, to $2.5 million for the third quarter of 2007, compared with $4.4 million for the third quarter of 2006. Gross margin as a percentage of sales was 21.3% for the third quarter of 2007 compared with 51.4% for the third quarter of 2006. The decrease in the gross margin percentage in the third quarter of 2007 incorporates the operating results of our SSES Rental Services segment, which generally has significantly lower gross margins than the historical gross margins of our other business segments. Moreover, significantly lower revenue from our Shelters and Related Products segment resulted in lower gross margins for the segment given the level of fixed manufacturing costs.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $5.4 million for the third quarter of 2007, an increase of $3.0 million, or 125%, compared with $2.4 million for the third quarter of 2006. The increase is primarily attributable to the added SG&A expense of approximately $2.7 million from our SSES Rental Services segment, offset in part by decreases in general office expenses, sales commissions and stock option expense.

Research and Development:

Research and development (“R&D”) expense was $294,000 for the third quarter of 2007, which was essentially unchanged from $298,000 for the third quarter of 2006. R&D expense is comprised primarily of development efforts related to our Personal Protection Equipment segment.

Operating Income (Loss):

We had an operating loss of $3.2 million for the third quarter of 2007, compared to operating income of $1.7 million for the third quarter of 2006, primarily reflecting a decline in gross profit and the additional SG&A expense of our SSES Rental Services segment. Operating loss was 26.9% of net revenue for the third quarter of 2007, compared to operating income equal to 20.2% of net revenue for the third quarter of 2006.

Income Tax Expense (Benefit):

We had an income tax benefit which was negatively impacted by a $1.6 million valuation allowance on the net operating losses generated in our SSES Rental Services segment resulting in an income tax expense of $93,000.

Net Income (Loss):

We had a net loss of $3.9 million for the third quarter of 2007, compared with net income of $973,000 for the third quarter of 2006, reflecting the matters set forth above. Loss per diluted share was $0.12 for the third quarter of 2007, compared with income per diluted share of $0.03 for the third quarter of 2006.

Results of Operations for the Nine Months ended September 30, 2007 Compared With the Nine Months Ended September 30, 2006

Net Revenue:

Net revenue increased $13.5 million, or 53.8%, to $38.6 million for the nine months ended September 30, 2007, from $25.1 million for the nine months ended September 30, 2006. Net revenue in each of our operating segments during the nine months ended September 30, 2007 and 2006 was as follows:

Segment	2007	2006
	(in millions)
Shelters and Related Products	$9.7	$20.2
Personal Protection Equipment	5.0	4.9
SSES Rental Services	23.9	—

	$38.6	$25.1

The increase in consolidated net revenue is primarily attributable to $23.9 million of revenue from SSES Rental Services, which was acquired during the fourth quarter of 2006. This increase was offset by a decrease in revenue in our Shelters and Related Products segment of $10.5 million, or 52%, which was primarily due to (a) continuing effects from poor sales management and execution by former management and (b) disruption of our sales force resulting from distraction of our former senior management in connection with then-pending investigations of their conduct.

Gross Profit:

Gross profit decreased $6.7 million, or 51.9%, to $6.2 million for the nine months ended September 30, 2007, compared with $12.9 million for the nine months ended September 30, 2006. Gross margin as a percentage of net revenue was 16.1% for the nine months ended September 30, 2007, compared with 51.5% for the nine months ended September 30, 2006. The decrease in the gross margin percentage in the nine months ended September 30, 2007 incorporates the operating results of our SSES Rental Services segment, which generally has significantly lower gross margins than the historical gross margins of our other business segments. In addition, our SSES Rental Services segment experienced project cost overruns during the nine month period and an additional depreciation charge during the second quarter of $345,000 as explained more fully in note 9 to the notes to the unaudited consolidated financial statements included in this report. Moreover, significantly lower revenue from our Shelters and Related Products segment during the nine month period resulted in lower gross margins for the segment given the level of fixed manufacturing costs.

Selling, General and Administrative:

SG&A expense was $16.9 million for the nine months ended September 30, 2007, an increase of $9.1 million, or 117%, compared with $7.8 million for the nine months ended September 30, 2006. The increase is primarily attributable to the added SG&A expense of approximately $7.0 million from our SSES Rental Services segment and higher legal and professional services costs of approximately $1.5 million, incurred primarily in connection with investigations and corporate governance matters, and cooperation with government authorities regarding ongoing inquiries and investigations of certain transactions and matters and litigation that was dismissed during the second quarter of 2007.

Research and Development:

R&D expense was $1.4 million for the nine months ended September 30, 2007, an increase of $200,000, or 17%, compared with $1.2 million for the nine months ended September 30, 2006. R&D expense is comprised primarily of development efforts related to our Personal Protection Equipment segment.

Operating Income (Loss):

We had an operating loss of $12.1 million for the nine months ended September 30, 2007, compared to operating income of $3.9 million for the nine months ended September 30, 2006, primarily reflecting the decline in gross profit and the additional SG&A expense of our SSES Rental Services segment. Operating loss was 31.3% of net revenue for the nine months ended September 30, 2007, compared to operating income equal to 15.5% of net revenue for the nine months ended September 30, 2006.

Goodwill Impairment:

During the second quarter of 2007, the Company recorded a goodwill impairment charge of $12.0 million related to the goodwill associated with STI within our Personal Protection Equipment segment. The resulting $4.6 million deferred tax asset was reduced to $0 due to application of a 100% deferred tax valuation allowance. After this goodwill impairment charge, the Company has remaining goodwill of $3.6 million related to the Personal Protection Equipment segment and $2.9 million related to the SSES Rental Services segment. The Company does not amortize goodwill but tests goodwill for impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Prior to the second quarter of 2007, the Company’s internal financial projections for STI within its Personal Protection Equipment segment were based on former management’s belief that STI was successfully transitioning to a distribution sales model. Based on its prior internal projections and STI’s performance prior to the second quarter of 2007, the Company determined that the goodwill associated with STI was not impaired. However, during the second quarter of 2007 management determined that the revenue expectations used to evaluate the carrying value of goodwill of STI were no longer valid. Therefore, management significantly lowered those revenue expectations. The Company’s process for the goodwill impairment charge relating to STI is further explained in note 9 to the notes to the unaudited consolidated financial statements included in this report.

The Company believes that its current plans of reestablishing OEM sales at STI as part of an orderly transition to a distribution sales model will result in higher revenue within the Personal Protection Equipment segment. For purposes of determining the carrying value of goodwill related to STI, however, internal projections are based on known or foreseeable sources of revenue, and the Company cannot predict if its revised strategy will result in revenue equal to or greater than the Company’s revised revenue expectations.

Management expects to perform its first annual impairment test with regard to the carrying value of the goodwill related to its SSES Rental Services segment as of October 31, 2007.

Income Tax Expense (Benefit):

The effective tax rate (“EFT”) for the nine months ended September 30, 2007 was 21.4%, compared with 37.9% for the nine months ended September 30, 2006. The decrease in the EFT is primarily attributable to the 100% valuation allowance on the goodwill impairment charge related to the goodwill associated with STI within our Personal Protection Equipment segment, as well as a valuation allowance related to the net operating losses generated by our SSES Rental Services segment.

Net Income (Loss):

We had a net loss of $21.4 million for the nine months ended September 30, 2007, compared with net income of $2.4 million for the nine months ended September 30, 2006, reflecting the matters set forth above. Loss per diluted share was $0.64 for the nine months ended September 30, 2007, compared with income per diluted share of $0.07 for the nine months ended September 30, 2006.

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

TVI and certain of its subsidiaries are party to a financing and security agreement and other related agreements (together, the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement, as amended, currently provides for a $25.0 million revolving credit facility (the “Revolving Facility”) and a $5.0 million term acquisition credit facility (the “Acquisition Term Facility”) (the Revolving Facility and the Acquisition Term Facility, collectively, the “Credit Facility”). Borrowings under the Revolving Facility are additionally capped by a loan base amount (the “Borrowing Base”), which is a function of defined levels of eligible accounts receivable, inventory and net fixed assets plus, for the period through December 31, 2007 (the “Override Period”), an amount equal to $3.6 million. Other than increases in the Borrowing Base, if any, our borrowing capacity under the Credit Facility during the Override Period will continue to be limited to cash receipts other than from collection of eligible accounts receivable. We are monitoring our cash position on a daily basis and are limiting our capital and other expenditures at this time. We have little or no borrowing capacity under the Credit Facility. For additional information regarding the Credit Facility and the Company’s borrowing ability under the facility see the discussion of the Financing and Security Agreement with BB&T below.

As of September 30, 2007, working capital was $8.7 million, down from $19.7 million at December 31, 2006. Cash and cash equivalents and marketable securities available for sale as of September 30, 2007 totaled $125,000, a decrease of 97% from December 31, 2006. Working capital changes are primarily attributable to the decrease in cash and cash equivalents and marketable securities of $4.1 million and the increase in accounts payable and accrued expenses of $4.1 million.

Accounts receivable as of September 30, 2007 were $8.5 million, a decrease of $2.5 million, or 22.7%, from $11.0 million as of December 31, 2006. Days-sales outstanding, or DSO, as of September 30, 2007 was 74 days compared to 71 days as of December 31, 2006. The decrease in accounts receivable is primarily attributable to collections of receivables outstanding at December 31, 2006 in excess of new receivables. The increase in DSO and the corresponding increase in past due accounts receivable are primarily attributable to three overdue accounts. Generally, we provide net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable as of September 30, 2007 (in thousands):

	Accounts Receivable Days Past Due
	61 – 90 Days	91 – 120 Days	121 Days and Over
Outstanding as of September 30, 2007	$328	$660	$1,344
Collected through October 31, 2007	87	242	218
Allowance for doubtful accounts as of September 30, 2007	23	147	551

Inventory as of September 30, 2007 was $5.4 million, a decrease of 14% from December 31, 2006. Annualized inventory turnover was 2.4 times as of September 30, 2007, compared to 3.4 times for the year ended December 31, 2006. The decrease in inventory primarily consisted of $925,000 in our Shelters and Related Products segment inventory, which was the result of selling on-hand finished goods and utilizing our raw material for completion of orders received, offset by increases of approximately $150,000 in our Personal Protection Equipment segment and an increase in marketing demonstration inventory related to purchases of trailers and shelters for surge demonstrations for our Shelters and Related Products segment. The decrease in inventory turnover is due to the rate of decrease in our sales volume being greater than the rate of decrease in our inventory balance. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Our reserve for slow-moving and obsolete inventory has increased by $29,000 since December 31, 2006.

Current liabilities as of September 30, 2007 were $11.2 million, an increase of 45.2% from December 31, 2006. This increase was primarily attributable to an increase in accounts payable resulting from the timing of payments to our vendors and increases in customer deposits and sales taxes payable related to the SSES Rental Services segment.

Cash used in operating activities was $596,000 for the nine months ended September 30, 2007, compared $1.0 million for the nine months ended September 30, 2006. Cash used by investing activities totaled $302,000 for the nine months ended September 30, 2007, primarily from the purchases of $2.5 million of property, plant and equipment and the payment of non-compete obligations of $197,000, offset by a net $2.5 million reduction in marketable securities, compared to cash used in investing activities of $95,000 for the nine months ended September 30, 2006, primarily for the purchase of engineering lab equipment and construction of the filter line, offset by the sale of marketable securities. Cash used in financing activities totaled $734,000 for the nine months ended September 30, 2007 primarily due to payments on outstanding debt under the Credit Facility.

Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with our acquisition of Signature Special Event Services, LLC, TVI and certain of its subsidiaries entered the Credit Agreement with BB&T. The Credit Agreement, as amended, currently provides for a $25.0 million Revolving Facility and a $5.0 million Acquisition Term Facility, which together comprise the Credit Facility. Borrowings under the Revolving Facility are additionally capped by the Borrowing Base. Borrowings under the Acquisition Term Facility bear interest at a rate equal to LIBOR plus 3.5% and borrowings under the Revolving Facility bear interest at a rate equal to LIBOR plus 3.0%.

The Credit Agreement also provides that BB&T will issue letters of credit for our account in aggregate undrawn amounts of up to $2.0 million. Annual fees for letters of credit issued for our account will equal 3.0% of the face amount of such letters of credit. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

The obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of TVI and certain of its subsidiaries.

The Credit Agreement contains customary covenants that, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. Among other things, the Credit Agreement requires us to maintain a ratio of EBITDAR (EBITDA plus real property rent or lease expense) to debt service on a consolidated basis of 1.3 to 1.0 or more on a rolling four quarter basis and a ratio of funded debt to EBITDA on a consolidated basis of 3.0 to 1.0 or less on a rolling four quarter basis (together, the “Financial Covenant Requirements”). We have notified BB&T that for the testing periods ended as of December 31, 2006, March 31, June 30 and September 30, 2007 we were not in compliance with the Financial Covenant Requirements (“Financial Covenant Requirements Noncompliance”) which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness under the Credit Facility. BB&T has granted to us waivers with respect to the Financial Covenant Requirements Noncompliance for the testing periods ended as of December 31, 2006, March 31, June 30 and September 30, 2007.

We executed with BB&T the First Amendment to Financing and Security Agreement as of May 25, 2007 (the “First Amendment”). Among other things, the First Amendment (i) temporarily increased the Borrowing Base by $2.3 million from May 25, 2007 through June 25, 2007, (ii) created a reserve against the Borrowing Base in an amount equal to all advances under an acquisition revolving facility then available under the Credit Facility (“Acquisition Revolving Facility”) which, as of May 25, 2007, was $5.0 million, and (iii) increased the interest rate on LIBOR rate borrowings under the Revolving Facility and Acquisition Revolving Facility to LIBOR plus 3.00% (from LIBOR plus a stated margin of between 1.25% and 2.25%).

We executed with BB&T the Second Amendment to Financing and Security Agreement as of June 21, 2007 (the “Second Amendment”). Among other things, the Second Amendment (i) extended the temporary increase in the Borrowing Base of $2.3 million from June 25, 2007 through August 23, 2007 and (ii) provided for an advance of $5.0 million under the Revolving Facility to repay the Acquisition Revolving Facility in full and terminated BB&T’s commitment to make further advances under the Acquisition Revolving Facility.

We executed with BB&T the Third Amendment to Financing and Security Agreement as of August 7, 2007 (the “Third Amendment”). Among other things, the Third Amendment (i) extended the temporary increase in the Borrowing Base of $2.3 million through November 10, 2007 and (ii) changed the interest rate under the Acquisition Term Facility from LIBOR plus a stated margin of 2.25% to LIBOR plus a stated margin of 3.50%.

We executed with BB&T the Fourth Amendment to Financing and Security Agreement as of October 12, 2007 (the “Fourth Amendment”). Among other things, the Fourth Amendment extended the temporary increase in the Borrowing Base from $2.3 million to $3.6 million through November 10, 2007.

We executed with BB&T the Fifth Amendment to Financing and Security Agreement as of November 7, 2007 (the “Fifth Amendment”) (the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment are collectively the “Amendments”). Among other things, the Fifth Amendment (i) extended the temporary increase in the Borrowing Base of $3.6 million through December 31, 2007 and (ii) caused the percentage of eligible fixed assets applicable to the calculation of the Borrowing Base to be fixed at 65% rather than 55% through December 31, 2007.

Except for these Amendments, the terms of the Credit Agreement are unchanged. In particular, the Amendments do not modify or amend the Financial Covenant Requirements, the unwaived breach of which, among other things, would permit BB&T to accelerate the payment of all of the outstanding indebtedness under the Credit Facility. During the Override Period we hope to pursue an agreement with BB&T to restructure the Credit Facility. As part of this process, we presented to BB&T the results of our internal business analysis as required by the First Amendment and continue to provide financial and business information to BB&T. Although we hope to restructure the Credit Facility during the Override Period, we can give no assurance that we will be successful in this regard. Any restructuring of the Credit Facility may require us to engage in asset sales and/or other activities designed to generate cash to reduce the portion of the Credit Facility that is not currently collateralized.

Other than increases in the Borrowing Base, if any, our borrowing capacity under the Credit Facility during the Override Period will be limited to our cash receipts other than from collection of eligible accounts receivable, which reduces the Borrowing Base. We have little or no borrowing capacity under the Credit Facility.

We pay a monthly fee equal to an annual rate of 0.30% of the unused Revolving Facility.

Interest is payable monthly on amounts borrowed under the Revolving Facility with principal and accrued interest due and payable in full on September 30, 2011. Borrowings under the Acquisition Term Facility are to be repaid in 24 monthly payments of principal and interest. The Credit Agreement provides that any advances available under the Revolving Facility can be used only for working capital purposes. As of September 30, 2007, amounts borrowed under the Credit Facility were $24.9 million.

We believe that we have adequate production equipment to support our current level of operations. In our Shelters and Related Products and Personal Protection Equipment segments we spent $919,000 on plant and equipment in the nine months ended September 30, 2007 and $2.0 million in the year ended December 31, 2006. These purchases primarily related to the filter canister manufacturing line and other product expansion initiatives. We may have a need to invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly; however, we can give no assurance that funds will be available for these purposes. Additionally, we spent $1.7 million since October 31, 2006 (the date of acquisition) on capital expenditures for new rental inventory and refurbishing costs for existing rental inventory for our SSES Rental Services segment. We currently intend to purchase any such equipment from operating funds to the extent available; however, we may use funds drawn under the Credit Facility to make such purchases, subject to the availability of such funds under the Credit Facility. Our current cash and liquidity position significantly limits our ability to make capital expenditures at this time.

Incentive Bonus Program. We have entered into an Incentive Bonus Program (the “Program”) that covers two senior SSES employees who have employment agreements (together, the “Participants”); we have terminated the Program with one former SSES employee. The Program consists of an annual bonus based on EBITDA (the “EBITDA Bonus”), and a separate three-year bonus based on the Company’s return on invested capital related to its acquisition of SSES LLC, payable in 2010 (the “Return on Invested Capital Bonus”). Any bonus earned under the Program may be paid in any combination of cash and shares as the Company shall elect, provided that at least 35% of each payment must be in cash and each of the Participants will be entitled to receive one-third of any bonus that becomes payable.

The Participants collectively will be eligible to receive an annual EBITDA Bonus, if any, for each of 2007, 2008 and 2009 equal to 33.3% of EBITDA for the acquired business for such year in excess of $3.5 million. Any EBITDA Bonus will be paid within 120 days of the applicable year-end.

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

We are exposed to market risk on our variable rate debt under our Credit Facility with BB&T. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $249,000 based on the principal balance under our Credit Facility as of September 30, 2007. Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, we had $24.9 million of indebtedness outstanding under our Credit Facility with BB&T. The facility is secured by a lien on substantially all of our assets. The Credit Facility requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. As of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 we were not in compliance with either of these financial covenants. Although BB&T has granted a waiver of our compliance with these covenants and any corresponding events of default for the testing periods ended as of December 31, 2006 and March 31, June 30 and September 30, 2007 and has extended the temporary increase in the borrowing base under the Credit Facility by $3.6 million through December 31, 2007, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of Credit Facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt under the facility.

The agreement governing our senior secured credit facility contains various covenants that significantly limit our management’s discretion in the operation of our business and limits our ability to make capital and other expenditures.

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

Our senior secured credit facility with BB&T also requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. As of September 30, 2007, we were not in compliance with these financial covenants. Although BB&T has granted to us a waiver of our compliance with these covenants and any corresponding event of default as of September 30, 2007, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of our senior secured credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt under the facility.

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

Our ability to borrow under the senior secured credit facility is restricted by borrowing base limitations which are a function of defined levels of eligible accounts receivable, inventory and net fixed assets. Other than increases in the borrowing base, if any, our borrowing capacity under the senior secured credit facility through December 31, 2007 will continue to be limited to cash receipts other than from collection of eligible accounts receivable. Consequently, we have little or no borrowing capacity under the senior secured credit facility and we are monitoring our cash position on a daily basis and are limiting our capital and other expenditures at this time.

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

In connection with our acquisition of SSES, we have experienced some employee attrition and cost associated with integrating the businesses. In addition, in our acquisitions of STI and SSES, as well as future acquisitions, if any, we have and may continue to incur significant acquisition costs and expenses as well as amortization expenses related to intangible assets. We also may incur additional significant write-offs of goodwill associated with STI and SSES. Our operating results could be adversely and materially affected by these costs, expenses and write-offs.

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

We have made capital outlays, such as for the construction of our filter canister line, with a view to expanding our portfolio of products and services, expanding into new markets and businesses, and accelerating the development of new or improved products. To do so, we have used significant amounts of cash, incurred debt and assumed indebtedness. On October 31, 2006, we acquired Signature Special Event Services, LLC through our wholly owned SSES subsidiary for a cash purchase price of $21.75 million, including our working capital adjustment as of the closing. We borrowed approximately $23.5 million under our Credit Facility with BB&T to pay the cash purchase price and pay other amounts in connection with the acquisition and the credit facility and related expenses and fees. Acquisitions and strategic investments involve numerous risks, including those associated with the acquisition of SSES. In addition, the operations of SSES are significantly more capital intensive than our other businesses, which may require us to increase our borrowings or use cash resources to fund SSES’s operations. Our current cash and liquidity position, however, significantly limits our ability to make capital expenditures at this time.

We face risks relating to pending governmental investigations that could have a material adverse effect on our business.

As previously disclosed, following an independent investigation conducted by our Audit Committee regarding questionable business practices by two former Company senior executives, our Board sought their resignations, culminating in their April 2007 resignation. Thereafter, the Audit Committee voluntarily notified the appropriate authorities of its investigation.

In May 2007, the Securities and Exchange Commission (“SEC”) commenced an informal non-public inquiry relating to the matters investigated by the Audit Committee, as well as other matters, and requested that the Company voluntarily produce documents relating to its investigation. On July 11, 2007, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation and on October 23, 2007, the SEC issued a subpoena to the Company to produce documents substantially similar to the voluntary production request. The SEC’s formal order of investigation states generally that the purpose of the SEC’s investigation is to determine whether the federal securities laws have been violated and permits the SEC to subpoena documents and compel witnesses to testify as to matters relating to its investigation. The Company believes that current and former Company executives have also received subpoenas from the SEC to produce documents and provide testimony.

The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to continue to fully cooperate with the SEC regarding this matter. However, responding to the SEC subpoena and any other governmental investigation may be time-consuming and disruptive to normal business operations and could impede our ability to achieve our business objectives.

The Company’s management of such investigations will likely result in significant additional expense and the outcome of any such investigation is difficult to predict. Additionally, under the Company’s Bylaws, we may be required to indemnify current and former officers and directors, and advance expenses to them, in connection with their participation in any proceeding arising out of their service to us. These payments may be material.

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

Our shelters and related products business sells the majority of its products through a limited number of independent distributors and third party sales agents, such as Fisher Scientific Company LLC in the U.S. and Canada, W.W. Grainger, Inc. in the U.S. and Professional Protection Systems Ltd. internationally. Approximately 18% and 60% of our total sales in 2006 and 2005, respectively, were made through Fisher Scientific; approximately 13% and 4% of our total sales in 2006 and 2005, respectively, were made through W.W. Grainger. We anticipate that our distributors will continue to account for a significant portion of our sales in our Shelters and Related Products segment for the foreseeable future. In addition, over the longer-term, we anticipate transitioning our Personal Protection Equipment segment to a distributor sales model, which, if successful, would increase our dependence on third party distributors.

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

On June 6, 2007, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company was not in compliance with the Minimum Bid Price Rule because the closing bid price per share for the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the NASDAQ Marketplace Rules, the Company has been provided with 180 calendar days, or until December 3, 2007, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of the Company’s common stock until that date.

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

The Company currently does not meet the minimum price requirement but believes that it would qualify for the additional 180 calendar day compliance period based on the Company’s most recent analysis as of November 6, 2007. However, there can be no assurance in this regard. The Company intends to seek to regain compliance with the Minimum Bid Price Rule during this additional 180 day compliance period. The Company’s management and board of directors are considering alternatives to address compliance with the continued listing standards of the NASDAQ Stock Market that may include a reverse stock split.

If the Company’s common stock is delisted from NASDAQ, we would seek a listing on the over-the-counter bulletin board, or OTCBB. However, the market liquidity of the Company’s common stock on the OTCBB would be adversely affected, which would reduce stockholders’ ability to sell Company securities in the secondary market. Additionally, any such delisting would harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. We cannot give investors any assurance that we will be able to maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that our common stock will not be delisted by NASDAQ in the future.

Our future financial performance will depend in large part on the success of our turnaround efforts and the successful development, demand for and acceptance of our products and services.

The market for our Shelters and Related Products, Personal Protection Equipment and SSES Rental Services products and services may not grow, may grow at a slower rate than we expect or may diminish. In particular, revenue for our Shelters and Related Products segment has significantly declined in recent periods. The Company has instituted turnaround efforts to reorganize all of our business segments to enhance accountability and institute a product-focused sales model; however, our efforts in these regards are not proven and may not be effective or successful. If our turnaround efforts fail to perform as we anticipate, or if the market fails to accept our products and services on the terms that we offer, our business could suffer.

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

Although we have received NIOSH approval to incorporate our filter canister into one of our own PAPRs designs, we currently have several other commercial filter applications coupled with our PAPRs under review by NIOSH. If regulatory review and approval takes longer than we anticipate or if NIOSH does not grant the approvals that we seek, the delay or lack of regulatory approval may have a material adverse effect on our business, financial condition and results of operations.

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

On September 4, 2007, TVI Corporation elected to become subject to the provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law (the “Governance Measures”). The Governance Measures provide:

(1) for a classified board of directors;

(2) that a director may be removed only by the affirmative vote of at least two-thirds of all the votes entitled to be cast by the stockholders generally in the election of directors;

(3) that, in the event of a vacancy on the Board occurring for any reason, such vacancy shall be filled by the Board and the substitute director will serve for the remainder of the term of the replaced director;

(4) that the number of directors may only be fixed by the Board; and

(5) that TVI’s corporate secretary may call a special meeting of stockholders only on the written request of the stockholders entitled to cast at least a majority of all votes entitled to be cast at the meeting.

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

On May 14, 2007, the Securities and Exchange Commission (“SEC”) issued a notice that it was commencing an informal non-public inquiry relating to the matters investigated by the Audit Committee, as well as other transactions and matters. The SEC requested that the Company voluntarily produce documents relating to its investigation. On July 11, 2007, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation and on October 23, 2007, the SEC issued a subpoena to the Company to produce documents that are substantially similar to the voluntary production request. The SEC’s formal order of investigation states generally that the purpose of the SEC’s investigation is to determine whether the federal securities laws have been violated and permits the SEC to subpoena documents and compel witnesses to testify as to matters relating to its investigation. The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to continue to fully cooperate with the SEC regarding this matter.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.1.1	Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1.1 of our Form 10-Q for the quarter ended June 30, 2007)

3.1.2	Articles Supplementary filed September 4, 2007 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated August 29, 2007)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

3.2.1	Amendment to By-laws of the Company (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K dated August 29, 2007)

10.6.1	TVI First Amendment to Financing and Security Agreement, dated as of May 25, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated May 25, 2007)

10.6.2	TVI Second Amendment to Financing and Security Agreement, dated as of June 21, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 21, 2007)

10.6.3	TVI Third Amendment to Financing and Security Agreement, dated as of August 7, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.6.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.6.4	TVI Fourth Amendment to Financing and Security Agreement, dated as of October 12, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.6.4 of Current Report on Form 8-K dated October 12, 2007)

10.6.5	TVI Fifth Amendment to Financing and Security Agreement, dated as of November 7, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.6.4 of Current Report on Form 8-K dated November 7, 2007)

10.12.1	First Extension of Lease Agreement, dated as of July 27, 2007, between the Company and Ernest & Alice Mark Family Trust and Michael & Sally Mark Family Trust (incorporated by reference to Exhibit 10.12.1 of Current Report on Form 8-K dated July 27, 2007)

10.19	Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Harley A. Hughes, as amended by letter agreement dated August 6, 2007 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 6, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: November 7, 2007	/s/ Harley A. Hughes
Harley A. Hughes
President and Chief Executive Officer

Date: November 7, 2007	/s/ Sherri S. Voelkel
Sherri S. Voelkel
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.1.1	Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1.1 of our Form 10-Q for the quarter ended June 30, 2007)

3.1.2	Articles Supplementary filed September 4, 2007 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated August 29, 2007)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

3.2.1	Amendment to By-laws of the Company (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K dated August 29, 2007)

10.6.1	TVI First Amendment to Financing and Security Agreement, dated as of May 25, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc., TVI Air Shelters, LLC, TVI Holdings One, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated May 25, 2007)

10.6.2	TVI Second Amendment to Financing and Security Agreement, dated as of June 21, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated June 21, 2007)

10.6.3	TVI Third Amendment to Financing and Security Agreement, dated as of August 7, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.6.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.6.4	TVI Fourth Amendment to Financing and Security Agreement, dated as of October 12, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.6.4 of Current Report on Form 8-K dated October 12, 2007)

10.6.5	TVI Fifth Amendment to Financing and Security Agreement, dated as of November 7, 2007, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 10.6.4 of Current Report on Form 8-K dated November 7, 2007)

10.12.1	First Extension of Lease Agreement, dated as of July 27, 2007, between the Company and Ernest & Alice Mark Family Trust and Michael & Sally Mark Family Trust (incorporated by reference to Exhibit 10.12.1 of Current Report on Form 8-K dated July 27, 2007)

10.19	Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Harley A. Hughes, as amended by letter agreement dated August 6, 2007 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 6, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002