Form 10-K
period 2007-12-31
TVI CORP
filed 2008-03-20
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2007

COMMISSION FILE NO.: 0-10449

TVI CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1085536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Holladay Tyler Road, Glenn Dale, MD 20769

(Address of principal executive offices, including zip code)

(301) 352-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 Par Value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18,655,065 based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2007. As of March 11, 2008 there were 34,169,004 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

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

Overview

TVI Corporation is a Maryland corporation formed in 1977. TVI and its subsidiaries manufacture and supply rapidly deployable shelter systems, powered-air respirators, filter canisters, infrared and thermal sensor products, rent tents, power and air supply equipment and mobile kitchens, and provide related services. Our customers include the military, first responders, first receivers, medical caregivers and the commercial and hospitality sectors. We provide to these customers the equipment, services and training necessary to house, protect and treat their constituents. Our mission is to provide integrated facilities and personal protection solutions that enable our customers to prepare for and perform events of any complexity ranging from hospitality and entertainment to military exercises to catastrophes world-wide.

We conduct our business through three business divisions: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Each business division is managed by a division president. Shelters and Related Products includes shelter systems, surge capacity and infection control systems, command and control systems and isolation and thermal products. Personal Protection Equipment, a business division largely developed by acquisitions in 2004 and 2005, includes powered air purifying respirators (PAPRs) and filter canisters. SSES Rental Services, a business division largely developed by acquisition in 2006, includes temporary shelters, kitchens, power, ventilation and heating and air conditioning equipment available for rental.

In April 2007, we underwent a significant change in senior management driven, in large part, by our lack of confidence in prior management’s ability to lead and conduct our operations. Since that time, we have conducted a turn around initiative to return the Company to profitability. The initiative has and continues to be to (i) repair customer relationships, (ii) establish product focus and pricing discipline, (iii) target and pursue qualified revenue opportunities and (iv) right-size the enterprise. Since April 2007, we have restructured the management personnel and approach of our business and our three operating divisions, significantly reduced fixed and variable costs, primarily lease and personnel costs, sold underproducing assets and transitioned away from higher effort and lower margin opportunities to higher profitability and higher margin opportunities. Most recently, with respect to business development, we achieved a significant milestone with first article approval of our C2A1 filter canister in February 2008. With respect to our financial structure, we achieved another significant milestone in February 2008 with the completion of a debt restructure. While we have established other milestones, ranging from sales targets and market penetration to purely financial measures, the most significant milestone remains operating profitability. We anticipate that we will report operating profit for the third quarter of 2008.

Our headquarters is located in Glenn Dale, Maryland where we manufacture our shelter, targeting and filter canister products. We also have operations in Frederick, Maryland where STI manufactures PAPRs products. Our SSES subsidiary maintains branch and storage facilities in Frederick, Maryland, Eldersburg, Maryland and Orlando, Florida.

Segment Information

The principal products and services of each of our three business divisions are discussed below. For additional information relating to our reportable segments, please refer to Note 19 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Shelters and Related Products

Through our Shelters and Related Products division, we manufacture and supply homeland security, infection control, respiratory and filtration products for the military, first receivers (such as hospitals) and first responders (such as law enforcement agencies, fire departments and public health agencies). When founded in 1977, our initial product offerings included thermal targets and thermal range markers. Over time, we have expanded our product line to include a broad range of shelter and thermal products. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame.

Shelter Products

While our integrated shelter solutions cover a myriad of applications, we are best-known for decontamination shelters. These solutions include plumbing and waste management capabilities that allow our customers to decontaminate victims of terrorist attacks, industrial accidents or other types of disasters who have been exposed to toxicity, including chemical, biological, radiological and nuclear (“CBRN”) contaminants. We also manufacture and supply a number of other types of shelters, including command and control shelters, forensic investigation shelters and data and telecommunications stations. These shelters employ the use of our patented articulating frame technology. This technology makes use of rigid rods and hinges configured to make TVI’s shelters easy to deploy quickly while providing the strength needed to withstand inclement weather. Our rigid frame shelter systems are rapidly deployable without the need for set-up equipment such as air tanks, compressors or blowers. Further, our shelter systems can be outfitted with lighting, air and water heaters, power generators, flooring and air filtration systems.

In addition to our rigid frame shelter systems, we manufacture and supply other types of shelters which typically employ other support technologies. For example, we market surge systems, a family of air-beam shelters used to house and protect patients in the event a hospital or other health care facility must react to an incident, such as a natural disaster, that results in an overflow of sick or injured victims. These mobile hospital systems incorporate generators, air filtration systems, water and lighting, making the system a readily available solution for most any incident, including large scale epidemic or pandemic situations and large scale natural disasters.

Our chem/bio isolation pods isolate a victim exposed to contamination during a chemical or biological incident. Targeted at the health care and military markets, TVI’s chem/bio systems coupled with filtration equipment can capture airborne biological and chemical contaminants and provide first receivers with the ability to isolate and treat exposure victims.

Our MK-1 infection control system enables hospitals to convert standard patient treatment rooms into negative pressure isolation rooms. By establishing a negative pressure environment, health care providers can isolate patients with life threatening communicable diseases, ensuring that the contaminants do not infect patients, visitors and workers outside the isolation unit.

We also manufacture and supply customized first responder management systems. Built on trailer chassis for ease of transport and portability, these structures include power generators, air conditioning, lighting, water and nuclear, biological and chemical (“NBC”) filtration.

Thermal Products

Since our formation in 1977, we have manufactured and supplied thermal products. Our thermal product offerings include infrared raised angle marking systems, or “IRAMS”, thermal targets and thermal range markers, soldier combat identifiers and vehicle markers for the military and law enforcement markets. We also supply a variety of marking and signaling products that can be used not only with thermal sights and other forward looking infrared, or “FLIR”, systems, but also with night vision goggles.

Personal Protection Equipment

Through our Personal Protection Equipment division, we manufacture and supply PAPRs and filter canisters. In April 2004 by forming CAPA Manufacturing Corp. (“CAPA”) and acquiring the assets of CAPA Manufacturing, LLC, we added a line of PAPRs and related proprietary respiration products, as well as respirator research design and manufacturing capabilities. In November 2005, we significantly expanded our product offerings in the PAPRs market by acquiring Safety Tech International, Inc. (“STI”). As a result, we manufacture and supply PAPRs to the first responder, military, healthcare and industrial markets.

Located in our Glenn Dale, Maryland facility, our high-capacity filter canister manufacturing line is capable of manufacturing a variety of filter canisters for use by industry, law enforcement, first responders as well as the military. Our first filter canister supply contract is with the U.S. Army to produce standard issue, negative pressure filter canisters, known as C2A1 canisters. In February 2008, we announced the completion of first article testing under our contract with the Army, a requirement under the contract that, when completed, established us as a qualified filter manufacturer for C2A1 filter canisters for the Army. We anticipate pursuing filter canister supply opportunities in markets beyond the military, including the first responder, healthcare and industrial markets.

PAPRs

Through our subsidiary STI, we offer a wide range of powered air respirator products to a variety of market segments, both on an original equipment manufacturers (“OEM”) and private label basis. Under our OEM relationships, customers purchase STI supplied and STI labeled products through our OEM partners. Under our private label relationships, customers purchase STI supplied products with our OEM partner labels through our OEM partners. Through these relationships, we serve the U.S. military, hospitals, first responders, and the industrial, laboratory, decontamination and natural catastrophe response markets. STI’s PAPRs systems, masks, filter cartridges and accessories are currently used by U.S. Special Forces, Fixed and Rotary Wing Aviators, National Guard WMD response teams, Mass Casualty Decontamination teams and SWAT and special operations personnel, both domestically and internationally.

We also continue to develop new products, which we believe will enhance our ability to serve the PAPRs markets. STI has established close working relationships with its key customer groups, particularly the federal government, first responders and the military. At the same time, STI’s OEM partners provide feedback regarding features and functions needed in the PAPRs market. STI has several next-generation products under review with the National Institute for Occupational Safety and Health (“NIOSH”), and has received NIOSH approval for certain of its products. We expect these new STI products to enable us to expand our presence in commercial markets, including the industrial and biotechnology markets.

Filter Canisters

We have established a high-capacity filter canister production line to manufacture disposable filter canisters for the first responder, military, healthcare and industrial markets. These filter canisters are a necessary component in negative pressure systems (typically gas masks) and PAPRs-based systems that can filter agents, inorganic particulates, and toxic gases. We believe our filter canister production line, located in Glenn Dale, Maryland, to be the most technologically-advanced high-capacity filter canister manufacturing operation in the United States. In October 2006, we announced the award of a contract from the U.S. Army TACOM Life Cycle Management Command for TVI’s C2A1 filter canisters, subject to completion of first article testing. In February 2008, we announced completion of first article testing. Therefore, we are in the process of commencing production of our C2A1 canisters.

Looking forward, we are also developing the ability to manufacture other types of filter canisters, including those used in industrial applications, other types of canisters used by the military (in addition to C2A1 canisters) and a CBRN-standard filter. We are designing filters capable of achieving NIOSH approval up to, and including, CBRN standards. We have also submitted certain PAPR and filter canisters products for Central European Norm (“CEN”) approval. In contrast to NIOSH, CEN approves products rather than complete respirator systems. For that reason, CEN approvals enable manufacturers to sell products in Europe for integration with a variety of mask or head-piece manufacturers.

SSES Rental Services

Our SSES Rental Services division provides turn-key temporary facilities solutions. In October 2006, through our subsidiary SSES, we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC, a leading provider of full-service rental services for special events, housing, catering and disaster relief applications with an array of temporary infrastructure assets. Through SSES, our SSES Rental Services division provides these turn-key temporary facilities solutions for a variety of special events and other uses, including sporting events, social events, corporate events, institutional uses, government and military use, and disaster relief. SSES seeks to add value to its customers by including power generation, HVAC, and self-contained mobile kitchens. Additional support products and services that we offer include lighting, temporary fencing, carpeting, computer aided design (“CAD”) layout services and a variety of other related items.

Shelters

Our shelters consist of two basic types of structures: clear span tenting and tension tenting. Clear span structures provide unobstructed interior space and cover areas from ten feet wide to over 164 feet wide with lengths to 500 feet or more. The clear spans use an engineered box beam aluminum frame design with an integrated vinyl skin to provide a clean, tight temporary facility. Tension structures use an engineered, sculptured, high peak pole design ranging from ten feet to 120 feet wide in varying lengths. We are able to outfit both styles of tenting with a variety of wall types, floors, doors, lights, interior partitions and decorative liners.

Power Generation/HVAC

We provide temporary power and temperature control solutions, usually in conjunction with our tent services, though they may be rented on a stand-alone basis. Our sound attenuated generators range in size from 5,500 watt portable units to trailer-mounted One Meg Twin Pak units capable of supplying power for needs ranging from small events to television broadcasts to large-scale disaster relief. In addition, we also offer complete cable and distribution packages, transformers, cable ramps, switchgear and other related services. Our HVAC capability includes 10, 20 and 25 ton units that are capable of supplying air conditioning or heating for any tent structure in our inventory. We also offer HVAC capability for buildings or other permanent venues in need of temporary climate control. Our HVAC units integrate directly into our tent sidewalls creating an attractive and seamless venue.

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

Strategy and Markets

In April 2007, we underwent a significant change in senior management driven, in large part, by our lack of confidence in prior management’s ability to lead and conduct our business and operations. Since that time, we have conducted a turn around initiative to return the Company to profitability. The initiative has and continues to be to (i) repair customer relationships, (ii) establish product focus and pricing discipline, (iii) target and pursue qualified revenue opportunities and (iv) right-size the enterprise.

We believe that the high quality of our products and services distinguishes us in our markets. We further believe that our customers value our quality products and services. Regarding our Shelter and Related Products Division, we are increasing direct contact with our customers and returning to an off-the-shelf approach focused on general market requirements and quality control. Regarding our SSES division, we are transitioning to becoming an integrated facilities services provider with a focus on providing expertise and quality.

We are directing our sales and marketing efforts on qualified revenue opportunities. In our Shelters and Related Products division, this means a greater emphasis on government and military opportunities. In our Personal Protection Equipment division, we have returned, in large part, to pursuing OEM opportunities, a strategy that had served STI well in the past and that we believe continues to be a sound business model. With respect to the filter production line, we have primarily focused on fulfilling our contract with TACOM while preparing in the longer term to manufacture and supply other canister products. In our SSES Rental Services division, we continue to take steps to being an integrated facilities provider, which we believe to be a higher margin business.

We continue to value our relationship with our bank and the successful effort to restructure our debt. We have also implemented a number of initiatives to make TVI more efficient and subsequently “right size” our enterprise to our projected revenue. These initiatives have included restructuring our business into three separately managed business divisions with financial performance accountability at the division level rather than enterprise level coupled with significant facilities and headcount reductions, particularly within our Shelter and Related Products and SSES Rental Services divisions. Within our Shelter and Related Products division, this has involved significant restructuring of our sales and marketing efforts and team with emphasis on higher performing customer accounts, particularly in the government and military sectors. Within our SSES Rental Services division, we have integrated facilities in Kentucky, North Carolina and California into SSES’s Florida and Maryland facilities, cutting significant overhead and operating expense in the longer term while continuing to service our customers. We determined that SSES’s California operations would continue to be an underperforming operation in the long term and, therefore, closed those operations.

We achieved significant milestones with the completion of first article testing of our C2A1 filter canister and the completion of a debt restructure in February 2008. While we have established other milestones, ranging from sales targets and market penetration to purely financial measures, the most significant milestone remains profitability. We anticipate that we will report positive operating profit for the third quarter of 2008.

Distribution

Approximately 98% and 90% of our revenue in 2007 and 2006, respectively, were from U.S. customers. Approximately 19% and 60% of our sales in 2007 and 2006, respectively, were made through our U.S. distributors. Approximately 18% of our sales in 2006 were attributable to Fisher Scientific Company LLC, and approximately 13% of our sales in 2006 were attributable to W.W. Grainger, Inc.

We witnessed a decline in revenues, overall, from our indirect distribution channels within the U.S. for the safety and homeland security markets and healthcare markets over the course of the last three years. We believe a number of factors, including shifts in funding, saturation in the commercial emergency preparedness sector and economic uncertainty contributed to the decline. In addition to our U.S. distributor partners, as of March 1, 2008, each of our operating divisions maintained a direct sales force in the U.S. We also maintain relationships with distributors in Canada and Europe.

Competitors

Rapidly deployable shelter systems generally employ one of two types of shelter frames, air beam and rigid articulating frame. The products differ in the composition of the skeletal system that provides the rigidity to the fabric skin. A frame comprised of rigid rods and hinges is referred to as an “articulating” system, while a frame comprised of inflatable air chambers (similar to river rafts or Zodiac® boats) is referred to as an “air beam system.” We use our patented articulating frame system for most of our products. It is light-weight and requires no additional set up equipment, such as air tanks, compressors or electric blowers; therefore, it requires very little system deployment time. In addition, our articulating frame does not sag over time or require re-inflation. Four of our competitors use an air beam frame: Zumro (domestic), Aireshelta (U.K.), ACD (Netherlands) and Hughes Safety Showers (U.K.). One competitor, DHS Systems, LLC, manufactures an articulating product similar to ours. A third shelter construction-type sold in this industry has a self-supporting shell. The product relies on an accordion style corrugated plastic, and the only manufacturer that we are aware of using this system is UniFold.

We also supply large inflatable shelters, which use a unique air beam technology offering a durable, clear-span shelter capability to the hospital surge market. Competitors in this space include Blue-Med Response, Western Shelter and DHS Systems, all of which use rigid frame construction for their mobile hospital products.

Our primary competitors with respect to PAPRs are 3-M Company, Scott Safety, North Safety Products, ILC Dover and Mine Safety Appliances Company. With the exception of ILC Dover, these companies also represent our competition for filter canisters, except that, with respect to C2A1 filter canisters, we believe that 3-M is the only competitor that has obtained Army approval to produce these canisters.

The landscape within the event services industry continues to be increasingly competitive. This situation has led to both attrition and consolidation. Both trends are creating a more direct competitive threat in the tent rental market. Smaller, and often less sophisticated, companies often under-bid contracts to remain competitive, but at the expense of profitability. Larger, and often more sophisticated companies, able to maintain economies of scale, underbid contracts to force the weaker competitors out of the market, even though this practice sacrifices margin in the shorter term. Outside the tent rental segment of the market, SSES’s major competitors include Sunbelt, American Event Rentals and United Site Services. We believe that the market for general integrated facilities rental equipment such as generators is less competitive than that for tenting services.

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

Intellectual Property

We hold various patents, trade secrets, trademarks, and other rights for our products, services, and processes. We have received patent protection on our articulating shelter frame, a collapsible display framework, a rapidly deployable roller transfer device, a thermal image identification system and a collapsible and rapidly deployable hazardous material containment device, a method for manufacturing filter canisters, a protection mask sealing system, a gas mask liquid delivery system, a dual air supply breathing apparatus, and two design patents for personnel markers. Additionally, we currently have a number of domestic and foreign patent applications pending for products ranging from filtration devices, including chemical-biological filtration devices, and respiratory systems to decontamination and infection control equipment to advanced HVAC systems to thermal products and devices. There are no active royalty or licensing agreements for our products.

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

Our PAPRs and filter canister products are subject to regulation by numerous governmental bodies. The principal source of U.S. federal regulation for PAPRs and filter canisters is the Occupational Safety and Health Act of 1970, which created both OSHA regarding worker safety standards and the NIOSH for safety-product certification. At any given time, any one of our PAPR products or filter canister products might be under review by NIOSH as part of a respiration system. The sponsor of those tests may be any one of STI’s OEM partners, seeking certification in its name, or STI, seeking approval under the STI name. Our PAPRs and filter canister products may also be subject to foreign laws and regulations. The schedule and outcome of regulatory review and approval, including by NIOSH, of our products has been and remains unpredictable. See “Risk Factors – We are subject to significant government regulation.”

Research and Development Activities

We spent $1.8 million and $1.2 million for R&D in the years ended December 31, 2007 and 2006, respectively. These amounts do not include investments in the filter canister production line. Additionally, in conjunction with the acquisition of STI in 2005, we began contracting for certain research and development projects under a Research and Development Agreement (the “R&D Agreement”) with Safety Tech AG, a Swiss corporation (“STAG”), and Hans Hauser, a principal of STAG. Under the R&D Agreement, STAG provides to STI, on an exclusive basis, research, design, development and other related services in connection with STI’s respiratory products.

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

Employees

As of March 1, 2008, we had approximately 205 full-time employees. None of our employees are represented by a union. We consider our relations with our employees to be good.

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

We recently restructured our senior secured credit facility and may not be able to comply with revised financial covenants or repay our indebtedness under the facility.

As of March 12, 2008, we had $26.7 million of indebtedness outstanding under our amended and restated credit facility with BB&T. The facility is secured by a lien on substantially all of our assets. The credit facility was amended and restated in February 2008 as a result of, among other things, our non-compliance with certain financial covenants during 2007. As amended and restated, the credit facility requires TVI to maintain a ratio of EBITDAR to Debt Service and a consolidated ratio of Funded Debt to EBITDA that are similar to the ratios under the prior credit facility. However, compliance with these financial covenants has been waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. TVI is also required to maintain consolidated net operating income of not less than zero ($0.00) and a minimum level of Tangible Net Worth (as defined in the credit agreement). This requirement also commences in the third quarter of 2008. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008. Although BB&T has granted a waiver of our compliance with covenants and any corresponding events of default in prior periods, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of the credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt and exercise other remedies available to it under the facility.

The agreement governing our senior secured credit facility contains various covenants that significantly limit our management’s discretion in the operation of our business and limits our ability to make capital and other expenditures.

Our credit facility with BB&T contains various covenants that restrict our ability to, among other things:

•	obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	borrow under the facility based upon borrowing base limitations;

•	pay dividends and make other distributions;

•	merge, consolidate or transfer all or substantially all of our assets; or

•	create liens.

Our senior secured credit facility with BB&T also requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. Under our prior credit agreement with BB&T, we were not in compliance with these financial covenants. Although BB&T granted to us a waiver of our non-compliance with these covenants and any corresponding event of default in the past, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of our senior secured credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt and exercise remedies available to it under the facility.

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

Our ability to borrow under the revolving portion of our credit facility is restricted by borrowing base limitations, which are a function of defined levels of eligible accounts receivable and inventory. For the foreseeable future, our borrowing capacity under the senior secured credit facility will continue to be significantly limited. We intend to continue to closely monitor our cash position and are limiting our capital and other expenditures.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the terms of and limitations on borrowings under our credit facility with BB&T.

We incurred significant losses in 2007, and our failure to generate sufficient cash to meet our liquidity needs may materially and adversely affect our ability to service our indebtedness and operate our business.

For the fiscal year ended December 31, 2007, we incurred a net loss of $29.6 million. We also had negative cash flows from our operations because the gross profit generated from our operations has not been sufficient to cover our operating cash requirements. We also expect to experience operating losses during the first half of 2008.

Our ability to make payments on our credit facility with BB&T, and to fund any capital expenditures we may make in the future, if any, will depend on our ability to generate cash in the future. This is in large part dependent upon our ability to successfully implement our turnaround plan and, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Should we fail to achieve forecasted results, we will need to identify additional sources of financing in order to sustain our operations. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under current or future credit facilities on reasonable terms or at all. If adequate funding is not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain additional financing from third-parties. Any additional financing will require the consent of our senior lender and may not be available on terms acceptable to us or at all. Furthermore, our inability to fund our operations may result in a default under our bank covenants and lead to the acceleration of payment terms on its senior debt, which could have a material adverse effect on our business, financial condition and operations.

The Company’s turnaround and restructuring efforts may not achieve the intended benefits.

The Company has instituted turnaround initiatives to increase productivity and lower costs, enhance accountability and achieve profitability; however, our efforts in these regards are not proven and may not be effective or successful. If our turnaround efforts fail to perform as we anticipate, we may implement additional turnaround and restructuring efforts. The Company’s turnaround efforts to date and any future efforts have placed, and may continue to place, a significant strain on the Company’s managerial, operational, financial, and other resources. Additionally, our turnaround and restructuring measures may negatively affect the Company’s employee turnover, recruiting, and retention of employees.

The Company cannot assure you that these cost-saving measures will increase productivity or that the expected net savings will occur. In fact, the Company’s cost-saving measures could adversely affect the Company’s revenue, as it could create inefficiencies in the Company’s business operations, result in project disruptions, and limit our ability to respond to customer needs and developments in our markets.

We might fail to execute our turnaround plan.

The execution of our turnaround plan entails significant risks and costs, and we might not succeed in operating under our turnaround plan for many reasons. These reasons include the risks that we might not be able to achieve market acceptance for our products, earn adequate revenue from the sale of our products or from our event rental business, or achieve sustained operating profitability. Employee concern about changes in our businesses or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our turnaround business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition. The execution of our turnaround plan might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.

We might not be able to execute under our turnaround plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

Our success under our turnaround plan will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. Over the last year we have had substantial turnover in our executive management team, including the separations of our former president and CEO and executive vice president in April 2007 and our former chief financial officer in September 2007. Some executives have joined us in key management roles only recently. In April 2007, Lt. General Hughes was appointed to serve as our president and chief executive officer, and Donald Yount was appointed as our chief operating officer on an interim basis in April 2007 and in December 2007 agreed to serve in a permanent role. In addition, Sherri Voelkel was appointed as our chief financial officer on an interim basis in May 2007 and on a permanent basis in September 2007. We might not be able to execute on our turnaround if we were to lose the services of any of our key personnel. If any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

We have made capital expenditures and have made strategic acquisitions and investments that may not prove to be successful.

We have made capital outlays, such as for the construction of our filter production line, with a view to expanding our portfolio of products and services, expanding into new markets and businesses, and accelerating the development of new or improved products. To do so, we have used significant amounts of cash, incurred debt and assumed indebtedness. On October 31, 2006, we acquired Signature Special Event Services, LLC through our wholly owned SSES subsidiary for a cash purchase price of $21.75 million, including our working capital adjustment as of the closing. We borrowed approximately $23.5 million under a credit facility with BB&T to pay the cash purchase price and pay other amounts in connection with the acquisition and the credit facility and related expenses and fees. Acquisitions and strategic investments involve numerous risks, including those associated with the acquisition of SSES. In addition, the operations of SSES are significantly more capital intensive than our other businesses, which may require us to increase our borrowings or use cash resources to fund SSES’s operations. Our current cash and liquidity position, however, significantly limits our ability to make capital expenditures.

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

The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to continue to fully cooperate with the SEC regarding this matter. However, responding to the SEC subpoena and any other governmental investigation is time-consuming and disruptive to normal business operations and could impede our ability to achieve our business objectives.

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

On June 6, 2007, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company was not in compliance with the Minimum Bid Price Rule because the closing bid price per share for the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the NASDAQ Marketplace Rules, the Company was provided with 180 calendar days, or until December 3, 2007, to regain compliance with the Minimum Bid Price Rule. The Company did not meet the minimum price requirement by December 3, 2007, but qualified for an additional 180 calendar day compliance period, which ends on June 2, 2008. The Company may seek to regain compliance with the Minimum Bid Price Rule prior to June 2, 2008. The Company’s management and board of directors are considering alternatives to address compliance with the continued listing standards of the NASDAQ Stock Market that may include a reverse stock split.

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

Our future financial performance will depend in part on the successful development, demand for and acceptance of our products and services.

The market for our Shelters and Related Products, Personal Protection Equipment and SSES Rental Services products and services may not grow, may grow at a slower rate than we expect or may diminish. We believe that we must enhance the functionality of our products and the quality of our services in order to compete successfully and gain market acceptance of our products and services in the commercial and military markets. If we are unable to offer our products and services at prices or on terms acceptable to the market, identify and develop new enhancements to existing products and services on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, reduction or cancellation of orders and loss of revenue.

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

We may have difficulty integrating the operations of acquired companies, which may adversely affect our results of operations.

The integration of acquired businesses may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing organic development of our businesses. These integration difficulties could include:

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

We lease our headquarters facility to house our administrative and manufacturing activities pursuant to a lease that expires on April 30, 2010. As of December 31, 2007, the facility consisted of approximately 118,000 square feet, of which approximately 109,000 square feet were used as manufacturing space. The address of our headquarters facility is 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

We lease our STI facility in Frederick, Maryland pursuant to a lease that expires on June 15, 2008. As of December 31, 2007, STI’s Frederick, Maryland facility was comprised of approximately 22,000 square feet of space, of which approximately 18,000 was used as manufacturing space. The address of STI’s facility is 5703 Industry Lane, Frederick, Maryland 21704.

We lease our SSES headquarters facility in Frederick, Maryland pursuant to a lease with an entity owned, in part, by one of our employees; the lease expires on December 31, 2009. As of December 31, 2007, SSES’s Frederick, Maryland facility was comprised of approximately 55,000 square feet of space, of which approximately 18,000 was used as manufacturing space. The address of SSES’s headquarters facility is 285 Buchiemer Road, Frederick, Maryland 21701. SSES has additional branch and administrative facilities in Maryland and Florida.

ITEM 3.	LEGAL PROCEEDINGS

In May 2007, the Securities and Exchange Commission (“SEC”) issued a notice that it was commencing an informal non-public inquiry relating to the matters investigated by the Audit Committee, as well as other transactions and matters. The SEC requested that the Company voluntarily produce documents relating to its investigation. On July 11, 2007, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation and on October 23, 2007, the SEC issued a subpoena to the Company to produce documents that are substantially similar to the voluntary production request. The SEC’s formal order of investigation states generally that the purpose of the SEC’s investigation is to determine whether the federal securities laws have been violated and permits the SEC to subpoena documents and compel witnesses to testify as to matters relating to its investigation. The Company believes that current and former Company executives have also received subpoenas from the SEC to produce documents and provide testimony. The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to continue to fully cooperate with the SEC regarding this matter.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial condition or future operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 2007.

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

	2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	$1.28	$0.56	$0.30	$0.17
High	2.36	1.55	0.66	0.46

	2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Low	$3.72	$3.30	$1.85	$1.95
High	4.35	3.98	3.61	3.15

Holders

We had an estimated 337 holders of record of our Common Stock as of March 1, 2008. Holders of our Common Stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to the compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,991,000	$1.56	2,300,000
Equity compensation plans not approved by security holders (2)	n.a.	n.a.	n.a.

(1)	Equity compensation plans approved by security holders include (i) the TVI 1995 Non-Qualified Stock Plan, and (ii) the Incentive Stock Option Plan (the “Plan”). All securities remaining available for future issuance under equity compensation plans are available under the Plan.
(2)	Prior to January 17, 2008 equity compensation plans not approved by security holders consisted of an Incentive Bonus Program (the “Program”) that the Company entered into with three members of the SSES, LLC senior management team in conjunction with the Company’s acquisition of SSES, LLC on October 31, 2006. The Program was terminated effective on January 17, 2008.

Repurchase of Securities

We did not repurchase any of our Common Stock or other securities during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We are an international manufacturer and supplier of military and civilian emergency first responder and first receiver products, personal protection products and quick-erect shelter systems, and a provider of event shelter and equipment rentals. In November 2005, we acquired STI, a privately-held supplier of powered air purifying respirators (“PAPRs”). As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In October 2006, we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC (“SSES LLC”), a leading provider of full-service rental services for traditional special events and for disaster relief with broad temporary infrastructure offerings through our wholly-owned subsidiary, Signature Special Event Services, Inc. (“SSES”).

We conduct our business through three primary business divisions: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Through our Shelters and Related Products division, we manufacture and supply shelter systems, thermal marking devices, filtration systems and infection control products primarily for the military, homeland security agencies, hospitals, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame. For additional information relating to our reportable segments, including comparable segment data for prior periods, refer to Note 19 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Through our Personal Protection Equipment division we manufacture and supply PAPRs and disposable filter canisters for the military, first responder, healthcare and industrial markets. In February 2008, we announced the completion of first article testing under our first major filter supply contract with the U. S. Army and anticipate the imminent operational launch of our high-capacity filter canister production line in our Glenn Dale, Maryland facility.

Through our SSES Rental Services division we are a provider of turn-key shelter and equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs. With facilities in Maryland and Florida, our extensive in-house inventory enables us to address events of any size and complexity, including extremely large-scale deployments. In addition to a substantial inventory of tents, our inventory of rental equipment includes flooring, lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment.

In April 2007, we underwent a significant change in senior management driven, in large part, by our lack of confidence in prior management’s ability to lead and conduct our operations. Since April 2007, we have restructured the management personnel and approach of our business and our three operating divisions, significantly reduced fixed and variable costs, primarily lease and personnel costs, sold underproducing assets and transitioned away from higher effort and lower margin opportunities to higher profitability and higher margin opportunities. Most recently, with respect to business development, we achieved a significant milestone with first article approval of our C2A1 filter canister in February 2008. With respect to our financial structure, we achieved another significant milestone in February 2008 with the completion of a debt restructure. While we have established other milestones, ranging from sales targets and market penetration to purely financial measures, the most significant milestone remains operating profitability. We anticipate that we will report operating profit for the third quarter of 2008. Our ability to achieve operating profitability is dependent upon our ability to capitalize on existing relationships with customers and suppliers, the success of our new product lines, and on our ability to successfully integrate recent business acquisitions into the existing organization. There is no assurance that we will be able to successfully implement our plan or that we will achieve profitability. See “Risk Factors” on pages 7—14 of this Annual Report on Form 10-K.

Cash and cash equivalents as of December 31, 2007 were $328,000 and we had no availability on the then-existing credit facility as of that date. On February 22, 2008, we entered into a Credit Facility (as defined and as more fully discussed in the “Liquidity and Capital Resources-Amended and Restated Financing and Security Agreement with Branch Banking & Trust Company”) with Branch Banking & Trust Company (“BB&T”) which includes a $7.0 million revolving credit facility, subject to a working capital borrowing base, and a $22.5 million term loan facility. See “-Liquidity and Capital Resources” below.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenue for the years ended December 31:

	2007	2006
NET REVENUE	100%	100%
COST OF REVENUE	84	53

GROSS PROFIT	16	47

OPERATING EXPENSES
Selling, general and administrative expenses	49	34
Research and development expenses	4	3

Total operating expenses	53	37

OPERATING INCOME (LOSS)	(37)	10
Goodwill and intangible impairment charges	36	—
Gain on sale of assets	(3)	—
Interest and other expense, net	5	1

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(75)	9
PROVISION (BENEFIT) FOR INCOME TAXES	(12)	4

NET INCOME (LOSS)	(63)%	5%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net revenue, gross profit, selling, general and administrative (“SG&A”) expense and net income for the year ended December 31, 2006 include the results of operations of SSES for the period from November 1, 2006 through December 31, 2006.

Net revenue:

Net revenue for the year ended December 31, 2007 was $46.9 million, an increase of $10.7 million, or 30%, from $36.2 million for the year ended December 31, 2006. Net revenue in each of our operating segments during 2007 and 2006 was as follows:

Segment	2007	2006
	(Dollars in millions)
Shelters and Related Products*	$13.0	$26.1
Personal Protection Equipment	6.4	6.6
SSES Rental Services	27.5	3.5

	$46.9	$36.2

*	Included in net revenue for Shelters and Related Products is net revenue from our thermal products of $3.2 million in 2007 and $3.9 million in 2006.

The increase in net revenue is primarily attributable to the inclusion of the results of SSES for a full year in 2007 as compared to November and December in 2006, offset by a decrease in revenue from our Shelters and Related Products segment. The decrease in revenue from our Shelters and Related Products segment resulted primarily from decreased commercial sales and the transition of our market focus from primarily the commercial shelter market to a greater emphasis on military and government sales. International sales decreased to approximately $1.0 million in 2007 from $3.4 million in 2006.

Gross profit:

Gross profit decreased $9.7 million, or 57%, to $7.4 million for the year ended December 31, 2007 compared with $17.1 million for the year ended December 31, 2006. Gross margin as a percent of net revenue was 16% for 2007 compared with 47% for 2006. The decrease in the gross margin percentage in 2007 incorporates the operating results of our SSES Rental Services division, which generally has significantly lower gross margins than the historical gross margins of our other business segments. In addition, our SSES Rental Services division experienced project cost overruns during the year and an additional depreciation charge during the second quarter of $345,000 as explained more fully in Note 7 to the Consolidated Financial Statements. Moreover, significantly lower revenue from our Shelters and Related Products division during the year resulted in lower gross margins for the division given the level of fixed manufacturing costs.

Selling, general and administrative expense:

Selling, general and administrative (“SG&A”) expense was $23.0 million for the year ended December 31, 2007, an increase of $10.7 million, or 87%, from $12.3 million for the year ended December 31, 2006. As a percent of net revenue, SG&A expense increased to 49% for 2007 compared to 34% for 2006. The increase is primarily attributable to the added SG&A expense of approximately $8.7 million from our SSES Rental Services division and higher legal and professional services costs of approximately $1.0 million incurred primarily in connection with investigations and corporate governance matters, cooperation with government authorities regarding ongoing inquiries and investigations of certain transactions and matters and litigation that was dismissed during the second quarter of 2007. In addition, we incurred severance and other charges related to the closing of the North Carolina, Kentucky and California branches of our SSES Rental Services division of approximately $980,000.

Research and development expense:

Our research and development (“R&D”) expense was $1.8 million for the year ended December 31, 2007, an increase of $600,000, or 50%, from $1.2 million for the year ended December 31, 2006. Our R&D expense represents activity focused on developing new uses and applications for our existing products and on new product development, particularly in the area of thermal marker, infrared, infection control and PAPRs technology. The increase in R&D expense during 2007 primarily relates to our increased activity in testing our filter canisters for the C2A1 contract and in developing new products for our Shelters and Related Products division.

Operating income:

We had an operating loss of $17.4 million for 2007 compared to operating income of $3.6 million for 2006, primarily reflecting the lower relative gross profit and the additional SG&A expense of operating and restructuring our SSES Rental Services division and the lower revenue from our Shelters and Related Products division. Operating loss was 37% of net revenue for 2007 compared to operating income equal to 10% of net revenue for 2006.

Goodwill and intangible impairment:

During the second quarter of 2007, we recorded a goodwill impairment charge of $12.0 million related to the goodwill associated with STI within our Personal Protection Equipment division. This impairment charge will never be deductible for income taxes, therefore a deferred tax asset related to the impairment was not established. After this goodwill impairment charge, we have remaining goodwill of $3.6 million related to the Personal Protection Equipment division. During the fourth quarter of 2007, we recorded an impairment charge of $5.0 million related to the goodwill and identifiable intangible assets of our SSES Rental Services division. We expect these impairment charges to be deductible for tax purposes to the extent we generate taxable income. We do not amortize goodwill but test goodwill for impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Prior to the second quarter of 2007, our internal financial projections for STI within its Personal Protection Equipment division were based on former management’s belief that STI was successfully transitioning to a distribution sales model. Based on its prior internal projections and STI’s performance prior to the second quarter of 2007, we determined that the goodwill associated with STI was not impaired. However, during the second quarter of 2007 we determined that the revenue expectations used to evaluate the carrying value of goodwill of STI were no longer valid. Therefore, we significantly lowered those revenue expectations. Our process for the goodwill impairment charge relating to STI is further explained in Note 7 to the Consolidated Financial Statements.

We believe that our current plans of reestablishing OEM sales at STI as part of an orderly transition to a distribution sales model will result in higher revenue within the Personal Protection Equipment division. We also believe that our current plans of restructuring our SSES division from an event rental business to a temporary facilities provider will result in higher revenue within the SSES Rental Services division. For purposes of determining the carrying value of goodwill related to STI and SSES, however, internal projections are based on known or foreseeable sources of revenue, and we cannot predict if our revised strategy will result in revenue equal to or greater than our revised revenue expectations.

Income taxes:

The losses we experienced in 2007 resulted in an income tax benefit of $5.7 million compared to an income tax expense of $1.3 million in 2006. The effective tax rate (“EFT”) for 2007 was 16%, compared to 40% for 2006. The decrease in the EFT is primarily attributable to the non-deductible charge of $12.0 million related to the goodwill associated with STI within our Personal Protection Equipment division and the $2.6 million valuation allowance recorded against the deferred tax assets related to net operating losses generated by SSES during 2007.

Net income:

We had a net loss of $29.6 million in 2007 compared to net income of $1.9 million in 2006 reflecting the matters set forth above. Loss per share was $0.88 for the year ended December 31, 2007, compared with earnings per diluted share of $0.06 for the year ended December 31, 2006.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and to fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms. TVI and certain of its subsidiaries are party to an amended and restated financing and security agreement and other related agreements (together, the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement provides for a $7.0 million revolving working capital credit facility (the “Revolving Facility”) and a $22.5 million term credit facility (the “Term Facility”) (the Revolving Facility and the Term Facility, collectively, the “Credit Facility”). Borrowings under the Revolving Facility are additionally capped by a loan base amount (the “Borrowing Base”), which is a function of defined levels of eligible accounts receivable and inventory. We are monitoring our cash position on a daily basis and are limiting our capital expenditures at this time. We have limited borrowing capacity under the Credit Facility and anticipate that we will need to fully-utilize our Revolving Facility and may need to obtain funding from third-parties in order to fund our planned initiatives. For additional information regarding the Credit Facility and the Company’s borrowing ability under the facility see the discussion of the Amended and Restated Financing and Security Agreement with BB&T below.

As of December 31, 2007 working capital was $5.4 million, a decrease of $14.3 million, or 73%, from $19.7 million as of December 31, 2006. Cash and cash equivalents and available for sale securities as of December 31, 2007 totaled $328,000, a decrease 92% from December 31, 2006. Working capital changes are primarily attributable to the decrease in cash and cash equivalents and marketable securities of $3.9 million, the decrease in accounts receivable of $4.8 million, the decrease in inventory of $1.0 million and the increase in accounts payable and accrued expenses of $4.3 million, offset by an increase in income taxes receivable of $1.6 million. As of February 29, 2008 we had approximately $950,000 available under the Revolving Facility.

Accounts receivable as of December 31, 2007 were $6.2 million, a decrease of $4.8 million, or 44%, from $11.0 million as of December 31, 2006. Days-sales outstanding, or DSO, as of December 31, 2007 was 68 days compared to 71 days as of December 31, 2006. The decrease in accounts receivable is primarily attributable to collections of receivables outstanding as of December 31, 2006 in excess of new receivables and the increase in our allowance for doubtful accounts of approximately $800,000. The increase in past due accounts is primarily attributable to two overdue accounts. Generally, we provide Net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable as of December 31, 2007 (in thousands):

	Accounts Receivable Days Past Due
	61 - 90 Days	91 - 120 Days	121 Days and Over
Outstanding at December 31, 2007	$869	$389	$1,473
Collected through March 4, 2008	596	314	597
Allowance for doubtful accounts at December 31, 2007	176	13	726

Inventory as of December 31, 2007 was $5.2 million, a decrease of $1.0 million, or 16%, from $6.2 million as of December 31, 2006. Annualized inventory turnover was 3.0 times for the year ended December 31, 2007 compared to 3.4 times for the prior year. The decrease in inventory consisted of $1.6 million in our Shelters and Related Products division, offset by increases of $307,000 in our Personal Protection Equipment division, and $552,000 in our marketing demonstration inventory. The decrease in Shelters and Related Products inventory was the result of manufacturing and fulfilling orders that were received in 2006 and curtailing our practices of purchasing and manufacturing goods prior to receiving an order. The increase in our Personal Protection Equipment inventory was related to purchases of raw materials for our filter canister production line. The increase in our marketing demonstration inventory primarily relates to purchases of inflatable shelters, generator trailers and outfitting our salesmen with new products. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Although our inventory balance has decreased, our reserve has increased by $268,000. The increase in the reserve is the result of several items in inventory that have aged and thus will require some modifications to be sold.

We had an income tax receivable as of December 31, 2007 of $2.9 million related to net operating losses incurred during 2007 that will be carried-back against taxes paid in 2005 and 2006. We had an income tax receivable of $1.3 million as of December 31, 2006 related to overpayment of taxes during 2006 which was collected in 2007.

Prepaid and other current assets as of December 31, 2007 were $1.7 million, a decrease of $2.2 million, or 57%, from $3.9 million as of December 31, 2006. The decrease is primarily attributable to collecting amounts due from the sellers of the assets of SSES LLC and not prepaying amounts due on our new insurance policies.

Accounts payable and accrued expenses as of December 31, 2007 were $8.8 million, an increase of $4.3 million, or 94%, from $4.5 million as of December 31, 2006. This increase is attributable to delayed payments to our vendors and suppliers, severance costs in connection with headcount reductions as a result of restructuring and right-sizing our business and the closing of the California branch of our SSES Rental Services division and an increase in our sales taxes payable in connection with our SSES Rental Services division.

Cash used in operating activities was $2.1 million for the year ended December 31, 2007 compared to cash used in operating activities of $3.6 million for the year ended December 31, 2006. Cash provided by investing activities totaled $1.9 million for 2007, including $2.5 million from the net sale of marketable securities and $2.6 million from the sale of property, plant and equipment, offset in part by $2.8 million for the purchase of property, plant and equipment. Cash used in financing activities was $1.2 million for the year ended December 31, 2007, including $2.5 million in payments on long-term debt offset by $1.2 million of net borrowings from the Credit Facility with BB&T, discussed below.

Amended and Restated Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with our acquisition of SSES LLC, TVI and certain of its subsidiaries entered into credit arrangements with BB&T. On February 22, 2008, TVI and certain of its subsidiaries amended and restated their credit arrangements with BB&T by entering into the Credit Agreement. The Credit Agreement currently provides for a $7.0 million Revolving Credit Facility and a $22.5 million Term Facility. Previously, the credit arrangements with BB&T provided for a $25.0 million revolving credit facility and a $5.0 million acquisition line of credit. Borrowings under the Revolving Facility are governed by a Borrowing Base on eligible accounts receivable and inventory. Subject to the Borrowing Base, amounts under the Revolving Facility may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries (the “Collateral”).

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). Compliance with these financial covenants is waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008 and capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent.

The Credit Agreement contains customary events of default, including, but not limited to (a) non-payment of amounts due, (b) material breach of representations, warranties or covenants under the Credit Agreement, (c) cross-default provisions relating to other indebtedness or obligations, (d) bankruptcy or similar proceedings, and (e) material adverse changes. Upon the occurrence of an event of default, the amounts outstanding under the Credit Facility may be accelerated and may become immediately due and payable and BB&T may exercise other remedies available to it under the Credit Agreement, including without limitation, exercising its rights in the Collateral.

The Revolving Facility bears interest at a floating rate equal to prime plus 1.0% per annum. The Term Facility bears interest at a floating rate of prime plus 1.5%. Interest is payable monthly on amounts borrowed under the Revolving Facility with principal and accrued interest due and payable in full on the maturity date of February 20, 2009, unless renewed. Payments on the Term Facility are interest-only for the first six months and then amortize ratably over the remaining term, which expires on February 22, 2014. In addition, TVI must make annual mandatory prepayments on the Term Facility of (i) 100% of Excess Cash Flow (as defined under the Credit Agreement) if TVI’s Funded Debt to EBITDA ratio for such fiscal year is greater than or equal to 3.0 to 1.0, or (ii) 50% of Excess Cash Flow if TVI’s Funded Debt to EBITDA ratio for such fiscal year is less than 3.0 to 1.0.

The Credit Agreement also provides that BB&T will issue letters of credit for the account of TVI in aggregate undrawn amounts of up to $750,000. Annual fees for letters of credit issued for the account of TVI will equal 2.0% of the face amount of such letters of credit. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

TVI paid a fee of $125,000 in connection with the execution of the February 22, 2008 amendment and restatement to the Credit Facility, and also must pay certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the facility. TVI must also pay a monthly fee equal to an annual rate of 0.25% of the unused Revolving Facility. Beginning in March 2009, TVI will also be obligated to pay to BB&T a term loan fee of between 1% and 3% of consolidated annual EBITDA for each fiscal year ending on or after December 31, 2008 based on actual EBITDA for such fiscal year, and will be subject to a $500,000 early termination fee if the loans are repaid in full prior to the maturity date of the Term Facility.

We believe that we have adequate production equipment to support our current level of operations. We spent $2.8 million and $2.0 million on plant and equipment in 2007 and 2006, respectively. These 2007 and 2006 purchases primarily related to the new filter canister production line and other product expansion initiatives and the replacement and refurbishment of our tent and equipment rental assets. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. Additionally, we will also incur additional capital expenditures for new rental inventory and refurbishing costs for existing rental inventory for SSES. We currently intend to purchase any such equipment from operating funds or funds drawn under the Credit Facility, if available, to make such purchases.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

At December 31, 2007 and 2006, the Company had deferred tax assets in excess of deferred tax liabilities of $3.3 million and $91,000, respectively. For the reasons cited below, at December 31, 2007, we determined that it is more likely than not that a portion of the deferred tax assets will not be realized.

We periodically evaluate our ability to realize the value of our deferred tax asset. If we determine that it is not more likely than not that we will realize the full amount of the deferred tax asset, we will establish a valuation allowance to reduce the carrying value of the deferred tax asset to the amount we believe would be realized. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets.

Failure to achieve forecasted taxable income might adversely affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in net interest margin, and loss of market share.

Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. We operate within federal and state taxing jurisdictions and are subject to audit in these jurisdictions. For additional information refer to Note 13 to the Consolidated Financial Statements.

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

Effect of Recently Issued Accounting Pronouncements

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We currently have no derivative instruments, therefore, the adoption of SFAS 155 on January 1, 2007 had no impact on our financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. We do not presently have any servicing assets and servicing liabilities, therefore, the adoption of SFAS 156 had no impact on our financial statements.

SFAS No. 157, Fair Value Measurements. SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We believe that adoption of this accounting pronouncement will not have a material impact on our financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. We do not offer any defined benefit retirement plans, therefore, this new accounting standard had no impact on our financial condition or results of operation.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is not expected to have a significant impact on our financial statements upon adoption on January 1, 2008.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is not expected to have a significant impact on our financial statements upon adoption on January 1, 2009.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 had no impact on our financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and had no impact on our financial statements.

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The adoption of EITF 06-4 on January 1, 2008 is not expected to have an impact on our financial statements.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements we issue after November 15, 2006.

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TVI Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of TVI Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 19, 2008 expressed an unqualified opinion thereon.

/s/ Stegman & Company

Stegman & Company
Baltimore, Maryland
March 19, 2008

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except per share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$328	$1,757
Marketable securities—available for sale	—	2,434
Accounts receivable—trade (net of allowance for doubtful accounts of $915 and $117 at December 31, 2007 and 2006, respectively)	6,158	11,027
Inventories, net	5,203	6,226
Income taxes receivable	2,892	1,308
Deferred income taxes, net	175	722
Prepaid expenses and other current assets	1,700	3,933

Total current assets	16,456	27,407

PROPERTY, PLANT AND EQUIPMENT, NET	19,398	18,428

OTHER ASSETS:
Goodwill	3,602	20,932
Intangible assets, net	1,372	5,976
Deferred income taxes, net	3,090	—
Other	178	48

Total other assets	8,242	26,956

TOTAL ASSETS	$44,096	$72,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—trade	$4,116	$2,209
Accrued liabilities	4,648	2,302
Current portion of long-term debt	2,292	2,500
Current portion of non-compete payments	—	669

Total current liabilities	11,056	7,680

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	23,144	24,216
Non-compete payments, net of current portion	—	1,566
Deferred income taxes, net	—	631

Total long-term liabilities	23,144	26,413

TOTAL LIABILITIES	34,200	34,093

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 12)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock—$1.00 par value; 1,200 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock—$0.01 par value; 98,800 shares authorized, 34,169 and 33,174 shares issued and outstanding at December 31, 2007 and 2006, respectively	342	332
Additional paid-in capital	26,798	25,991
Retained earnings (Accumulated deficit)	(17,244)	12,375

TOTAL STOCKHOLDERS’ EQUITY	9,896	38,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,096	$72,791

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

(In thousands, except per share data)

	2007	2006
NET REVENUE	$46,908	$36,165
COST OF REVENUE	39,524	19,068

GROSS PROFIT	7,384	17,097

OPERATING EXPENSES:
Selling, general and administrative expenses	23,000	12,275
Research and development expenses	1,800	1,212

Total operating expenses	24,800	13,487

OPERATING INCOME (LOSS)	(17,416)	3,610
GOODWILL AND INTANGIBLE IMPAIRMENT CHARGES	17,021	—
GAIN ON SALE OF ASSETS	(1,443)	—
LOSS FROM TERMINATION OF JOINT VENTURE AGREEMENT	—	282
INTEREST AND OTHER EXPENSE, NET	2,372	169

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(35,366)	3,159
PROVISION (BENEFIT) FOR INCOME TAXES	(5,747)	1,255

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	(29,619)	1,904
NON-CONTROLLING INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY	—	4

NET INCOME (LOSS)	$(29,619)	$1,908

EARNINGS (LOSS) PER COMMON SHARE—BASIC	$(0.88)	$0.06
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	33,636	32,751

EARNINGS (LOSS) PER COMMON SHARE—DILUTED	$(0.88)	$0.06
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	33,636	33,120

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Equity
BALANCE—JANUARY 1, 2006	$—	$324	$23,676	$10,467	$34,467
Common Shares issued—exercise of options:
100 Common Shares issued to Directors	—	1	12	—	13
15 Common Shares issued to officers and employees	—	1	8	—	9
Stock-based compensation including 120 Common Share grants	—	1	1,067	—	1,068
463 Common Shares issued for Finders’ and Non-Compete Agreements in connection with the acquisition of SSES, LLC	—	5	1,058	—	1,063
Income tax benefit—exercise of options	—	—	170	—	170
Net income	—	—	—	1,908	1,908

BALANCE—DECEMBER 31, 2006	—	332	25,991	12,375	38,698
150 Common Shares issued to Directors for exercise of options	—	2	46	—	48
Stock-based compensation including 201 Common Share grants	—	2	321	—	323
645 Common Shares issued for Non-Compete Agreements	—	6	440	—	446
Net loss	—	—	—	(29,619)	(29,619)

BALANCE—DECEMBER 31, 2007	$—	$342	$26,798	$(17,244)	$9,896

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Operating Activities
Net income (loss)	$(29,619)	$1,908
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill and intangible impairment charges	17,021	—
Depreciation and amortization	4,238	1,450
Gain on sale of assets	(1,443)	—
Loss from termination of Joint Venture agreement	—	282
Write-off of prepaid acquisition costs	—	143
Provision for doubtful accounts	854	41
Deferred income tax provision (benefit)	(3,174)	60
Non-controlling interest in net loss of consolidated subsidiary	—	(4)
Stock-based compensation	323	831
Excess tax benefit from stock-based compensation	—	(170)
Imputed interest expense associated with non-compete agreements	330	—
Earnings on marketable securities reinvested	(26)	(134)
Changes in operating assets and liabilities:
Accounts receivable, trade	4,015	515
Inventory	896	(1,844)
Prepaid expenses and other current assets	1,796	(462)
Income taxes receivable	(1,584)	(2,777)
Accounts payable—trade	1,907	(3,637)
Accrued liabilities	2,412	241

Net cash used in operating activities	(2,054)	(3,557)

Investing Activities
Purchases of intangible assets	(70)	(69)
Purchases of marketable securities	(800)	—
Proceeds from sale of marketable securities	3,260	1,800
Purchases of property, plant and equipment	(2,803)	(2,005)
Proceeds from sale of property, plant and equipment	2,639	—
Payments for lease deposits	(109)	—
Payments on non-compete agreements	(260)	(62)
Cash payments for acquisitions, net of cash received	—	(282)

Net cash provided by (used in) investing activities	1,857	(618)

Financing Activities
Net borrowings on line of credit	1,220	3,416
Payments on long-term debt	(2,500)	(208)
Payment of bank commitment fee and other	—	(57)
Excess tax benefit from stock-based compensation	—	170
Proceeds from exercise of stock options	48	22

Net cash provided by (used in) financing activities	(1,232)	3,343

Net decrease in cash and cash equivalents	(1,429)	(832)
Cash and cash equivalents at beginning of year	1,757	2,589

Cash and cash equivalents at end of year	$328	$1,757

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

1. ORGANIZATION AND BASIS OF PRESENTATION.

Organization

TVI Corporation (“TVI”), a Maryland corporation formed in 1977, together with its subsidiaries (the “Company”), manufactures and supplies rapidly deployable shelter systems, powered-air respirators, filter canisters, infrared and thermal sensor products, rents tents, power and air supply equipment and mobile kitchens, and provides related services. The Company’s customers include the military, first responders, first receivers, medical caregivers and the commercial and hospitality sectors. The Company provides to these customers the equipment, services and training necessary to house, protect and treat their constituents. The Company’s mission is to provide integrated facilities and personal protection solutions that enable our customers to prepare and perform events of any complexity ranging from hospitality and entertainment to military exercises to catastrophes world-wide.

On October 31, 2006, TVI, through its newly formed wholly-owned subsidiary, Signature Special Event Services, Inc., (“SSES”) acquired substantially all of the assets and specified liabilities of Signature Special Event Services, LLC (“SSES LLC”), a privately held provider of tent and related equipment for special events and disaster recovery. On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held supplier of Powered Air Purifying Respirators (“PAPRs”) for chemical, biological, radiological and nuclear (“CBRN”) protection. As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In April 2004, TVI formed CAPA Manufacturing Corp. (“CAPA”) as a wholly owned subsidiary of TVI. At that time, TVI, through CAPA, acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately held respiratory products research, design and manufacturing company. In April 2006, TVI combined the operations of CAPA with the operations of STI.

The Company’s headquarters is located in Glenn Dale, Maryland where it manufactures most of its products. The Company also has operations in Frederick, Maryland where it manufactures its PAPRs products. The headquarters of the Company’s SSES subsidiary is located in Frederick, Maryland, which also contains SSES’ administrative offices as well as a full service equipment, maintenance and manufacturing facility. SSES also has a branch office located in Eldersburg, Maryland where it stores and manufactures its HVAC and mobile kitchen units, and a branch office in Florida.

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

The Company conducts its business through three primary business divisions: its Shelters and Related Products division (shelter systems, thermal products and other related products), its Personal Protection Equipment division (PAPRs and filters) and its SSES Rental Services division (shelters and integrated facilities rentals).

2. FINANCIAL CONDITION

The Company incurred a net loss of $29.6 million for the year ended December 31, 2007, consisting of both an operating loss and charges associated with the impairment of its goodwill and intangible assets. As of December 31, 2007, the Company has an accumulated deficit of $17.2 million. The Company expects such operating losses to continue into 2008; however, the Company anticipates that it will report an operating profit for the third quarter of 2008 and thereafter. The Company’s ability to achieve operating profitability is dependent upon its ability to successfully implement its turnaround plan. There is no assurance that the Company will be able to successfully implement its plan or that profitability will be achieved.

The Company anticipates it will need to fully-utilize its existing financing. Management believes that available cash and financing resources on hand at February 28, 2008 and operating cash flow will be adequate to fund operations as least through the end of 2008.

If adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain additional financing from third-parties. Any additional financing will require the consent of the Company’s senior lender and may not be available on terms acceptable to the Company or at all. Furthermore, the Company’s inability to fund its operations may result in a default under its bank covenants and lead to the acceleration of payment terms on its long-term bank debt, which could have a material adverse effect on its business, financial condition and operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Marketable securities as of December 31, 2006 consisted of floating rate municipal government debt securities with a market value of $2.4 million and maturities exceeding 10 years. Unrealized gains and losses were not material for any of the periods presented. As of December 31, 2006, the carrying value of marketable securities approximated their market value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of billed amounts, unbilled amounts and an estimated allowance for uncollectible accounts. Billed amounts represent invoices that have been prepared and sent to the customer for products delivered and services rendered. Unbilled amounts arise from the SSES rental services and are comprised principally of amounts of costs incurred and estimated earnings on contracts for which billings had not been presented to the customer at the balance sheet date. As of December 31, 2007 and 2006, unbilled receivables were approximately $167,000 and $957,000, respectively.

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

The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. As more fully described in Note 7, during the year ended December 31, 2007, the Company recorded an impairment charge of approximately $15.0 million related to goodwill.

Other Intangible Assets, Net

Other intangible assets, net consists of deferred costs and acquired intangible assets. The Company capitalizes the cost of acquired intangible assets and amortizes them over their estimated useful lives on a straight-line basis, unless such lives are deemed indefinite. Unamortized loan costs include fees and other costs incurred to obtain long-term financing and are generally amortized over the life of the related debt. In addition to amortization, the Company reviews intangible assets for impairment on an annual basis, or earlier when events or circumstances suggest the carrying amount may not be fully recoverable. As more fully described in Note 8, during the year ended December 31, 2007, the Company recorded an impairment charge of approximately $2.0 million related to intangible assets.

Warranty Liability

The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience and additionally for any known product warranty issues.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short-term nature of their underlying terms or the variable nature of the interest charged.

Research and Product Development Costs

Research and product development expenditures are charged to operations as incurred. During the years ended December 31, 2007 and 2006, research and product development costs amounted to $1.8 million and $1.2 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2007 and 2006, advertising costs amounted to $387,000 and $193,000, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. In accordance with SFAS 109, the Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of analyzing all the factors noted above, the Company recorded a partial valuation allowance of 50% of the deferred tax asset related to net operating losses generated by our SSES Rental Services division.

In July 2006 the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax.

Stock-based Compensation

As more fully described in Note 14, the Company has adopted the 1998 Incentive Stock Option Plan (the “Plan”), which provides for the award of shares of the Company’s common stock and the grant of non-qualified and incentive stock options to directors, officers and employees.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated using the weighted-average number of common shares plus dilutive securities outstanding during the year. Dilutive securities consist of stock options and convertible preferred stock.

EPS does not assume conversion of securities into common shares if conversion of those securities would increase diluted EPS in a given year. The calculation of the Company’s average number of common shares outstanding—diluted for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Average number of common shares outstanding—basic	33,636	32,751
Dilutive effect of stock options	—	369

Average number of common shares outstanding—diluted	33,636	33,120

Recent Accounting Pronouncements

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company currently has no derivative instruments, therefore, the adoption of SFAS 155 on January 1, 2007 had no impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The Company does not presently have any servicing assets and servicing liabilities, therefore, the adoption of SFAS 156 had no impact on the Company’s financial statements.

SFAS No. 157, Fair Value Measurements. SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. Management believes that adoption of this accounting pronouncement will not have a material impact on the Company’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes would be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 was effective for TVI in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans, therefore, this new accounting standard had no impact on the Company’s financial condition or results of operation.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is not expected to have a significant impact on the Company’s financial statements upon adoption on January 1, 2008.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is not expected to have a significant impact on the Company’s financial statements upon adoption on January 1, 2009.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and had no impact on the Company’s financial statements.

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The adoption of EITF 06-4 on January 1, 2008 is not expected to have an impact on the Company’s financial statements.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006 and did not have an impact on the Company’s financial statements.

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial statements.

4. ACQUISITIONS AND CONTINGENT CONSIDERATION.

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

Included in prepaid and other current assets as of December 31, 2006 was approximately $2.1 million in amounts due from the sellers of the assets of SSES LLC in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of acquisition and our reclassification of acquired past due accounts receivable, which the Company has the right to collect from the sellers. These amounts were settled and paid during the year ended December 31, 2007.

In connection with the Asset Purchase, the Company entered into a Finder’s Agreement and agreed to pay a $2.0 million finder’s fee. On October 31, 2006, the Company paid $1.0 million in cash and $1.0 million in the Company’s common stock by issuing 436,110 shares of common stock valued at $2.293 per share.

Also, in connection with the Asset Purchase, the Company entered into a Credit Facility with Branch Banking and Trust Company, as more fully described in Note 10. The Company also entered into Non-compete Agreements, as more fully described in Note 12.

The following table summarizes the allocation of the total acquisition consideration to the net assets acquired (in thousands):

Current assets	$6,211
Fixed assets	13,041
Intangible assets	5,736
Goodwill	5,330

Total assets acquired	30,318
Current liabilities	(3,138)
Non-compete obligations	(2,390)

Acquisition consideration	$24,790

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the dates of acquisition. The Company determines fair value through analyses prepared by management and other information available. The results of operations of SSES were included in the Company’s consolidated financial statements from the date of acquisition.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information for the year ended December 31, 2006 as though the acquisition of SSES LLC took place on January 1, 2006.

2006
(in thousands)
Revenue	$62,981
Loss before provision for income taxes	(1,460)
Net loss	(887)

Loss per Common Share—basic	$(0.03)
Loss per Common Share—diluted	$(0.03)

The above unaudited pro forma financial information has been provided for comparative purposes only and includes certain adjustments, such as additional amortization expense for identified intangible assets and interest expense on related borrowings. The results are not intended to be indicative of the results of operations that actually would have resulted had the acquisition been completed on January 1, 2006, or of future results of operations.

5. INVENTORIES, NET.

Inventories, net consist of the following at December 31 (in thousands):

	2007	2006
Finished goods	$331	$497
Work in progress	232	849
Raw materials	3,214	4,006
Other	1,426	874

	$5,203	$6,226

Other inventories consist of field service, demonstration and other sales support inventory. As of December 31, 2007 and 2006, inventory reserves for excess and obsolete inventories amounted to approximately $680,000 and $372,000 respectively.

6. PROPERTY, PLANT AND EQUIPMENT, NET.

Property, plant and equipment, net consists of the following as of December 31 (dollars in thousands):

	Estimated Useful Life in Years	2007	2006
Furniture and fixtures	7	$198	$201
Computers and office equipment	3	1,059	851
Motor vehicles	5	660	653
Plant, machinery and equipment	7	2,609	2,512
Tooling	7	521	539
Leasehold improvements and other	life of lease	887	626
Tent structures available for rent	5	9,328	7,442
Equipment available for rent	6	4,942	4,258
Capital equipment not yet placed in service		4,195	3,520

		24,399	20,602
Less accumulated depreciation		5,001	2,174

		$19,398	$18,428

Depreciation expense charged to operations was approximately $3.1 million and $964,000 for the years ended December 31, 2007 and 2006, respectively.

7. GOODWILL

The following table represents the changes in goodwill by reporting unit for the years ended December 31, 2007 and 2006 (in thousands):

	STI	SSES	Total
Balance as of January 1, 2006	$15,781	$—	$15,781
Acquisition of SSES	—	5,330	5,330
Reallocation of purchase price	(179)	—	(179)

Balance as of December 31, 2006	15,602	5,330	20,932
Reallocation of purchase price	—	(2,905)	(2,905)
Settlement of acquisition contingencies	—	416	416
Impairment charge	(12,000)	(3,038)	(15,038)
Termination of Non-Compete Agreement	—	197	197

Balance as of December 31, 2007	$3,602	$—	$3,602

Goodwill of $15.8 million was recorded in connection with the Company’s acquisition of STI on November 8, 2005. STI constitutes a significant portion of our Personal Protection Equipment division. During the three months ended June 30, 2007, management determined that the revenue expectations used to evaluate the carrying value of goodwill related to STI in the past were no longer valid. Therefore, management significantly lowered those revenue expectations. As a result, management tested the goodwill associated with the acquisition of STI for impairment in accordance with the provisions of SFAS No. 142. The fair value of STI, determined using both a discounted cash flow analysis and a market multiple analysis, was less than the carrying value. Accordingly, the Company recorded a goodwill impairment charge of $12.0 million, or $0.36 per share, related to the goodwill associated with STI. The goodwill impairment charge is not deductible for tax purposes, therefore, a related deferred tax asset was not established. After this goodwill impairment charge, the Company has remaining goodwill of $3.6 million related to STI.

Goodwill was recorded in connection with the Company’s acquisition of SSES LLC on October 31, 2006. During the three months ended June 30, 2007, management completed its valuation of assets purchased in the business combination. As a result, $2.5 million of assets was reclassified to property, plant and equipment which resulted in a corresponding reduction of goodwill. In addition, approximately $400,000 was reclassified to the obligations under non-compete agreements during the same period. Also, $1.9 million was recorded as a receivable from the sellers of SSES LLC in connection with a purchase price adjustment based on the level of SSES LLC’s working capital as of the date of the acquisition and acquired past due accounts receivable, which the Company had the right to collect from the sellers. During the three months ended June 30, 2007, this receivable was settled for $1.5 million, resulting in a $416,000 increase in the purchase price. For the year ended December 31, 2007, goodwill related to SSES was increased $197,000 for the termination of the Non-Compete Agreements as discussed in more detail in Note 12. The goodwill recorded in connection with the acquisition of SSES is expected to be deductible for tax purposes. Management performed its annual impairment test with regard to the carrying value of the goodwill related to SSES as of December 31, 2007 in accordance with the provisions of SFAS No. 142. The fair value of SSES, determined using both a discounted cash flow analysis and a market multiple analysis, was less than the carrying value. Accordingly, the Company recorded a goodwill impairment charge of $3.0 million, or $0.05 per share, related to the goodwill associated with SSES. This goodwill impairment charge eliminated the Company’s goodwill related to SSES.

8. INTANGIBLE ASSETS, NET.

Intangible assets, net consists of the following at December 31 (dollars in thousands):

	Estimated Useful Life in Years	2007		2006
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	5 – 7	$489	$241	$416	$181
SSES brand name	15	1,196	144	1,570	39
SSES customer relationships	15	—	—	1,772	44
SSES non-compete agreements	4	—	—	2,361	38
Other, including deferred costs		173	101	173	14

		$1,858	$486	$6,292	$316

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

Amortization expense associated with intangible assets was as follows for the years ended December 31 (in thousands):

	2007	2006
Patents	$61	$50
SSES brand name	105	39
SSES customer relationships	118	44
SSES non-compete agreements	589	38
Other, including deferred costs	87	14

	$960	$185

The estimated future aggregate amortization expense for each of the five succeeding years relating to all intangible assets and deferred costs that are recorded in the December 31, 2007 consolidated balance sheet is as follows (in thousands):

For the year ending December 31:
2008	$249
2009	249
2010	248
2011	225
2012	225

Management performed its annual impairment test with regard to the carrying value of the intangible assets related to the acquisition of SSES as of December 31, 2007 in accordance with the provisions of SFAS No. 142. The fair value of SSES, determined using both a discounted cash flow analysis and a market multiple analysis, was less than the carrying value. Accordingly, the Company recorded an impairment charge of $2.0 million, or $0.04 per share, related to the acquired SSES intangible assets.

9. ACCRUED LIABILITIES.

Accrued liabilities consist of the following at December 31 (in thousands):

	2007	2006
Accrued warranty cost	$119	$90
Accrued compensation expense	1,484	1,080
Accrued expenses—trade	1,414	613
Accrued payroll and other taxes	33	10
Customer deposits	136	444
Sales and use taxes	1,173	13
Other	289	52

	$4,648	$2,302

A reconciliation of the Company’s estimated product warranty liability for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of year	$90	$351
Settlements in cash and in-kind	100	(41)
Adjustment to estimated liability	(71)	(220)

Balance at end of year	$119	$90

10. LONG-TERM DEBT.

Long-term debt as of December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Revolving credit facility	$23,144	$21,924
Acquisition facility	2,292	4,792

	25,436	26,716
Less current portion	2,292	2,500

	$23,144	$24,216

Maturities of long-term debt as of December 31, 2007 are as follows (in thousands):

For the year ending December 31:
2008	$2,292
2009	—
2010	—
2011	23,144

$25,436

Amended and Restated Credit Agreement with Branch Banking & Trust Company (“BB&T”). On October 31, 2006, in connection with the acquisition of SSES LLC, TVI and certain of its subsidiaries entered into credit arrangements with BB&T. As of December 31, 2007, the Company had no funds available to draw under the then existing credit arrangements. On February 22, 2008, TVI and certain of its subsidiaries entered into an Amended and Restated Financing and Security Agreement with BB&T, which restructured the previous credit arrangements with BB&T (as amended and restated, the “Credit Agreement”). The Credit Agreement provides TVI with a revolving credit facility in the maximum principal amount of $7.0 million, subject to a working capital borrowing base (the “Revolving Facility”), and a $22.5 million six-year term loan facility (the “Term Facility”, together with the Revolving Facility, the “Credit Facility”). Borrowings under the Revolving Facility are governed by a borrowing base on eligible accounts receivable and inventory. Subject to the borrowing base, amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries (the “Collateral”).

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). Compliance with these financial covenants is waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008 and capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent.

The Credit Agreement contains customary events of default, including, but not limited to (a) non-payment of amounts due, (b) material breach of representations, warranties or covenants under the Credit Agreement, (c) cross-default provisions relating to other indebtedness or obligations, (d) bankruptcy or similar proceedings, and (e) material adverse changes. Upon the occurrence of an event of default, the amounts outstanding under the Credit Facility may be accelerated and may become immediately due and payable and BB&T may exercise other remedies available to it under the Credit Agreement, including without limitation, exercising its rights in the Collateral.

The Revolving Facility bears interest at a floating rate equal to prime plus 1.0% per annum. The Term Facility bears interest at a floating rate of prime plus 1.5%. Interest is payable monthly on amounts borrowed under the Revolving Facility with principal and accrued interest due and payable in full on the maturity date of February 20, 2009, unless renewed. Payments on the Term Facility are interest-only for the first six months and then amortize ratably over the remaining term, which expires on February 22, 2014. In addition, TVI must make annual mandatory prepayments on the Term Facility of (i) 100% of Excess Cash Flow (as defined under the Credit Agreement) if TVI’s Funded Debt to EBITDA ratio for such fiscal year is greater than or equal to 3.0 to 1.0, or (ii) 50% of Excess Cash Flow if TVI’s Funded Debt to EBITDA ratio for such fiscal year is less than 3.0 to 1.0.

The Credit Agreement also provides that BB&T will issue letters of credit for the account of TVI in aggregate undrawn amounts of up to $750,000. Annual fees for letters of credit issued for the account of TVI will equal 2.0% of the face amount of such letters of credit. The amount of any outstanding letters of credit issued or committed to be issued by BB&T will reduce, dollar for dollar, the aggregate amount available under the Revolving Facility.

TVI paid a fee of $125,000 in connection with the execution of the February 22, 2008 amendment and restatement to the Credit Facility, and also must pay certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the February 22, 2008 amendment and restatement to the Credit Agreement. TVI must also pay a monthly fee equal to an annual rate of 0.25% of the unused Revolving Facility. Beginning in March 2009, TVI will also be obligated to pay to BB&T a term loan fee of between 1% and 3% of consolidated annual EBITDA for each fiscal year ending on or after December 31, 2008 based on actual EBITDA for such fiscal year, and will be subject to a $500,000 early termination fee if the loans are repaid in full prior to the maturity date of the Term Facility.

11. LETTER OF CREDIT.

At December 31, 2007, the Company had one letter of credit outstanding with BB&T to secure performance on a tent rental contract. It was issued on June 6, 2007 in the amount of $44,470 and expires on June 6, 2008.

12. COMMITMENTS AND CONTINGENT LIABILITIES.

Employment Agreements

In connection with the Asset Purchase, the Company entered into employment agreements with three SSES employees. The employment agreements had an initial term of four years and entitled the officers to receive payments earned under the Incentive Bonus Program described in the agreements. In addition, the officers were entitled to non-compete payments of $62,500 per quarter over the four-year term of the agreement, payable in any combination of cash and shares of the Company’s common stock provided that at least 35% of each such payment is in cash. At the time of the closing of the Asset Purchase, the first installment was paid to two of the officers in cash of $31,250 and 13,629 shares of common stock valued at $2.293 per share and the remaining fifteen installments shall be paid to each of the three officers at the end of each three-month period after the closing of the Asset Purchase (the “Non-Compete Payments”). The Non-Compete Payments were payable by the Company only so long as the officers remained continuously employed by the Company at all times through the date of payment and would cease if the officers’ employment terminated for any reason. One of the agreements was terminated on September 7, 2007. In addition, as of December 31, 2007, management determined the performance criteria under the remaining two agreements had not been met and decided to exercise its rights to terminate the two remaining employment agreements, which termination occurred on January 17, 2008.

Operating Leases

The Company is obligated under operating leases for office and warehouse space and office equipment expiring through March 2012. Certain of these leases are subject to escalation clauses. The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining lease terms of one year or more as of December 31, 2007 (in thousands):

For the year ending December 31:
2008	$1,627
2009	1,546
2010	816
2011	530
2012	98

Total minimum lease obligations	$4,617

Total rental expense under all leases amounted to $2.2 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively.

The Company’s operating lease for its SSES headquarters in Fredrick, Maryland is with an entity owned by one current employee and two former employees of the Company. Total payments under the lease were approximately $311,000 and $51,000 for the years ended December 31, 2007 and 2006, respectively.

Legal Actions

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

In addition, in the normal course of business, the Company is involved in legal actions arising from the manufacture and sale of products and the performance of services. Management does not anticipate that any liabilities that may result will have a materially adverse effect on our financial position, results of operations or liquidity.

13. INCOME TAXES.

The components of the provision (benefit) for income taxes by taxing jurisdiction are as follows for the year ended December 31 (in thousands):

	2007	2006
U.S. Federal:
Current	$(2,152)	$890
Deferred	(2,598)	179
State income taxes:
Current	(421)	351
Deferred	(576)	(165)

Provision (benefit) for income taxes	$(5,747)	$1,255

A reconciliation of the Company’s tax provision (benefit) to the federal income tax expense calculated at the statutory rate is as follows for the year ended December 31 (in thousands):

	2007		2006
	$	%	$	%
Federal taxes at statutory rate	$(12,024)	(34)%	$999	32%
State income taxes, net of federal benefit	(1,634)	(5)	221	7
Extraterritorial deduction	—	—	(7)	—
Manufacturing deduction	—	—	(21)	(1)
Tax exempt income	(10)	—	(41)	(2)
Stock-based compensation	67	—	209	7
Goodwill impairment	4,634	13	—	—
Valuation allowance	2,572	7	—	—
Other	648	3	(105)	(3)

Provision (benefit) for income taxes	$(5,747)	(16)%	$1,255	40%

The components of the deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2007	2006
Deferred income tax assets—current
Vacation accrual	$173	$137
Inventory reserve	263	283
Allowance for doubtful accounts	353	45
Patent amortization	—	26
Net operating losses	—	196
Accrued warranty liability	46	35

	835	722

Deferred income tax assets—long term
Depreciation and amortization	71	—
Net operating losses	5,144	—
Intangible amortizaton	1,939	—

	7,154	—
Less valuation allowance	2,572	—

	4,582	—

	2007	2006
Deferred income tax liability—current
Prepaid expenses	583	—
Inventory reserves	78	—

	661	—

Deferred income tax liability—long-term
Depreciation and amortization	1,491	631

	$3,265	$91

As of December 31, 2007 the Company has recorded a valuation allowance to reduce its deferred income tax assets to amounts that management considers more likely than not to be realized. A deferred tax asset of $5.1 million related to the net operating losses in the SSES Rental Services division was reduced to $2.6 million since the losses are not available for carryback and the Company has experienced losses in this division since the date of acquisition.

14. STOCKHOLDERS’ EQUITY.

Stockholder Rights Agreement

The Company has adopted a Stockholders’ Rights Agreement pursuant to which certain rights were granted to stockholders of record as of December 3, 2003. Each share of the Company’s common stock entitles the holder to purchase one-one hundredth of a share of Series A Preferred Stock, subject to adjustment under certain conditions. These rights become exercisable shortly after any person or group acquires beneficial ownership of 15% or more of the outstanding common stock or in certain other circumstances.

Stock Option Plan

The Company’s Plan provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase common stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of common stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of common stock. The Plan permits the grant of options and shares for up to 10 million shares of the Company’s common stock.

As of December 31, 2007, options to purchase up to 2.3 million shares of the Company’s common stock remain available to be granted under the Plan. The Plan expires on May 7, 2008.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees generally have a 10 year contractual term while options granted to directors and others generally have a five year term. Option awards vest upon terms determined by the Board of Directors. The Company’s options carry various vesting schedules. The Company issues new shares to satisfy its obligations related to the exercise of options.

The fair values of stock options granted were estimated as of the date of grant using the Black-Scholes-Merton option pricing model for grants prior to January 1, 2007 and the Binomal option pricing model for grants subsequent to January 1, 2007. The determination was made to change from the Black-Scholes method to the Binomial method to improve the estimate of fair value. The Black-Scholes-Merton model was originally developed for use in estimating the fair value of traded options, which have different characteristics from TVI’s employee incentive and non-qualified stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Binomial and Black-Scholes-Merton option pricing models:

	2007	2006
Risk-free interest rate	3.32% – 4.92%	4.57% – 5.14%
Expected volatility	45.9% – 61.2%	39.8% – 58.5%
Expected life (in years)	3.0 – 6.3	3.5 – 5.0
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to $323,000 and $831,000 for the years ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in income for share-based payment arrangements amounted to $0 and $84,000 for the years ended December 31, 2007 and 2006, respectively. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the Plan for the years ended December 31, 2007 and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands)
Outstanding as of December 31, 2005	1,693	$2.63
Granted	452	2.97
Exercised	(116)	(0.18)
Canceled or expired	(176)	(4.21)

Outstanding as of December 31, 2006	1,853	2.69
Granted	1,260	0.59
Exercised	(150)	(0.33)
Canceled or expired	(972)	(2.64)

Outstanding as of December 31, 2007	1,991	$1.56	7.72	$—

Vested or expected to vest as of December 31, 2007	1,634	$1.74	7.46	$—

Exercisable as of December 31, 2007	618	$3.29	4.60	$—

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.25 and $1.40, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $129,000 and $439,000, respectively.

As of December 31, 2007, there was approximately $300,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $552,000 and $819,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007 and 2006 amounted to $48,000 and $22,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share based payment arrangements totaled $0 and $170,000 for the years ended December 30, 2007 and 2006, respectively.

Other information regarding options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in years	Number of Shares	Weighted- Average Exercise Price
$0.27 – 0.84	1,190,366	$0.51	9.56	—	$—
1.21 – 1.99	171,668	1.65	1.53	126,668	1.54
2.01 – 2.98	179,681	2.32	5.72	81,006	2.28
3.16 – 3.99	284,500	3.70	5.67	262,833	3.69
4.00 – 4.72	160,000	4.56	6.60	142,500	4.62
5.50	5,000	5.50	6.67	5,000	5.50

	1,991,215	1.56	7.72	618,007	3.29

Share Grants

The Company granted 201,000 shares to Board of Directors members for service during the year ended December 31, 2007. The Company granted 30,000 shares of common stock to certain employees and 36,335 shares to Board of Directors members for service during the year ended December 31, 2006. The Company recorded compensation expense in its income statement for the years ended December 31, 2007 and 2006 of approximately $150,000 and $216,000, respectively, which was based on the fair value of the shares at the date of grant.

Preferred Stock

The Company is authorized to issue 1.2 million shares of Preferred Stock, $1.00 par value, which are convertible into shares of common stock at a ratio of two-to-one. There were no shares of Preferred Stock issued or outstanding during the years ended December 31, 2007 and 2006.

15. CONCENTRATION OF CREDIT RISK.

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company’s cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. As of December 31, 2007, approximately 12% of the Company’s net accounts receivable balance was due from one customer. As of December 31, 2006, approximately 15% of the Company’s net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

16. REVENUE.

Net revenue from sales to the Company’s largest customer totaled approximately $2.4 million and $6.0 million for the years ended December 31, 2007 and 2006, respectively. This revenue represented 5% and 18% of total net revenue for such years, respectively. For the year ended December 31, 2006, net revenue from sales to the Company’s second largest customer totaled approximately $4.3 million, or 13% of total net revenue. There were no other customers representing more than 10% of net revenue for the periods presented.

All of the Company’s operations are domiciled in the United States. Approximately 98% and 90% of sales to external customers for fiscal years 2007 and 2006, respectively, were sourced from the United States. Included in net revenue for Shelters and Related Products (see Note 19) is net revenue from our thermal products of $3.2 million in 2007 and $3.9 million in 2006.

17. EMPLOYEE BENEFIT PLAN.

The Company has established a 401(k) defined contribution plan for its employees. Eligible employees are able to invest pre-tax contributions into selected investment funds maintained and managed by third-party investment companies. The Company makes matching contributions to the plan up to a fixed percentage of the participants’ compensation. The Company’s matching contributions totaled approximately $180,000 and $52,000 for the years ended December 31, 2007 and 2006, respectively.

18. STATEMENT OF CASH FLOWS—SUPPLEMENTAL DISCLOSURES.

Supplemental disclosures of cash flow information are as follows (in thousands):

	2007	2006
Cash payments for income taxes and interest were as follows:
Income taxes	$—	$2,043
Interest	$2,044	$336

Non-cash investing and financing activities:
Issuance of common stock for 2005 compensation	$—	$237

STI goodwill reduced for write-off of assumed liability	$—	$179

Reallocation of SSES acquisition purchase price	$2,905	$—

Settlement of SSES acquisition contingencies	$416	$—

Non-cash aspects of the acquisition of Signature Special Event Services, LLC:
Accounts receivable	$—	$3,568
Deferred income tax asset	—	74
Prepaid expenses and other current assets	—	2,569
Property, plant and equipment	—	13,041
Goodwill	—	5,330
Intangible assets	—	5,736
Accounts payable	—	(2,638)
Accrued expenses	—	(500)
Long-term debt	—	(23,508)

	2007	2006
Non-compete payments	—	(2,390)
Issuance of common stock under Finders’ Agreement	$—	$1,000
Issuance of common stock under Non-compete Agreements	$446	$63
Termination of Non-compete Agreements	$1,726	$—

19. SEGMENT REPORTING.

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

The following are reconciliations of reportable segment revenues, operating income (loss), assets, and other significant items to the Company’s consolidated totals (in thousands):

	2007	2006
Net revenue:
Shelters and related products	$12,988	$26,080
Personal protection equipment	6,443	6,641
SSES rental services	27,477	3,444

	$46,908	$36,165

Operating income (loss):
Shelters and related products	$(4,958)	$3,976
Personal protection equipment	(2,115)	549
SSES rental services	(10,343)	(915)

	$(17,416)	$3,610

Total assets:
Shelters and related products	$9,713	$19,343
Personal protection equipment	12,921	23,373
SSES rental services	21,462	30,075

	$44,096	$72,791

Depreciation and amortization:
Shelters and related products	$475	$759
Personal protection equipment	261	161
SSES rental services	3,502	530

	$4,238	$1,450

Capital expenditures, gross:
Shelters and related products	$171	$1,684
Personal protection equipment	888	284
SSES rental services	1,744	37

	$2,803	$2,005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings and in ensuring that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. To make this assessment, management used the criteria for effective internal control over financial reporting as described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO framework. Based on that assessment under the COSO framework, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Stegman & Company, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

TVI Corporation and Subsidiaries

We have audited TVI Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TVI Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended and our report dated March 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company
Baltimore, Maryland

March 19, 2008

Changes in Internal Control over Financial Reporting

In 2007 the Company implemented revised authorization procedures regarding purchase and sales transactions. The policy covers purchase orders, capital expenditures and other expenditures not covered by purchase orders, sales orders and customer contracts. The policy requires varying levels of authorization based on the dollar value of the transaction. In addition, in 2007 the Company adopted a policy requiring certain related policy transactions to be reviewed and approved by the Audit Committee.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of the Form 10-K is hereby incorporated by reference from the Company’s definitive Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the captions “Nominees for Directors” and “Executive Officers” in the Proxy Statement.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The information required by this item is included in Item 8 of Part II of this annual report.

(b)	Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of November 8, 2005, among TVI Corporation, TVI Sub, Inc., Safety Tech International, Inc. (“STI”) and the STI stockholders (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

2.2	Asset Purchase Agreement, dated as of October 31, 2006 among TVI Corporation, TVI Holdings One, Inc., Signature Special Event Services, LLC (“SSES”), River Associates Investments, LLC and the members of SSES (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated October 31, 2006)

2.3	Bill of Sale and Assignment of Contract Rights Agreement dated as of November 29, 2007 by and among TVI Corporation, Signature Special Event Services, Inc. and Classic Prime, Inc. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated November 29, 2007)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.1.1	Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1.1 of our Form 10-Q for the quarter ended June 30, 2007)

3.1.2	Articles Supplementary filed September 4, 2007 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated August 29, 2007)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

3.2.1	Amendment to By-laws of the Company (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K dated August 29, 2007)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB for the year ended December 31, 2004)

10.2	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

10.3	Research and Development Agreement, dated as of November 8, 2005, between Safety Tech International, Inc. and Safety Tech AG (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.4	Employment Agreement, dated November 8, 2005, between Safety Tech International, Inc. and Dale E. Kline (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.5	Amendment and Restatement to Financing and Security Agreement dated as of February 22, 2008, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference as to Exhibit 10.1 of Current Report on Form 8-K dated February 22, 2008)

10.5.1	Amended and Restated Term Note dated February 22, 2008 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 22, 2008)

10.5.2	Amended and Restated Revolving Note dated February 22, 2008 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated February 22, 2008)

10.6	Lease dated February 16, 1998 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7 to our Form 10-K for the year ended December 31, 2005).

10.6.1	First Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.1 to our Form 10-K for the year ended December 31, 2005).

10.6.2	Second Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.2 to our Form 10-K for the year ended December 31, 2005).

10.6.3	Third Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the year ended December 31, 2005).

10.7	Lease dated April 22, 2003 between Micronel Safety, Inc. (n/k/a Safety Tech International, Inc.) and Admar Construction, Inc. (incorporated by reference to Exhibit 10.8 to our Form 10-K for the year ended December 31, 2005).

10.7.1	Addendum No. 1 to Lease dated February 26, 2004 between Safety Tech International, Inc. and Admar Construction, Inc. (incorporated by reference to Exhibit 10.8.1 to our Form 10-K for the year ended December 31, 2005).

10.8	Letter Agreement dated April 3, 2002 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2005).

10.8.1*	Distributorship Agreement Addendum dated February 25, 2003 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9.1 to our Form 10-K for the year ended December 31, 2005).

10.8.2*	Distributor Agreement Amendment No. 2 dated as of January 1, 2005 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9.2 to our Form 10-K for the year ended December 31, 2005).

10.15	Lease dated September 1, 2005 between Signature Special Event Services, Inc. and 1332 Londontown Road, LLC (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2006)

10.16	Lease dated October 6, 2004 between Signature Special Event Services, Inc. and Remsberg, LLC (incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2006)

10.16.1	Amendment to Lease Agreement dated December 27, 2007 between Signature Special Event Services, Inc. and Remsberg, LLC (incorporated by reference to Exhibit 10.16.1 of Current Report on Form 8-K dated December 27, 2007)

10.18	Lease dated as of February 22, 2007 between Signature Special Event Services, Inc. and Welcome Holdings, L.L.C. (incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2006)

10.19	Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Harley A. Hughes, as amended by letter agreement dated August 6, 2007 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 6, 2007)

10.20	Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Donald C. Yount, Jr., as amended by letter agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated December 4, 2007)

10.21	Retention Agreement dated as of August 29, 2007 by and between TVI Corporation and Sherri S. Voelkel (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated December 4, 2007)

10.22	Retention Agreement dated as of August 29, 2007 by and between TVI Corporation and Sean R. Hunt (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated December 4, 2007)

10.23	Retention Agreement dated as of August 29, 2007 by and between TVI Corporation and William C. Baugh (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated December 4, 2007)

21	Subsidiaries of the Registrant

23	Consent of Stegman & Company

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the U.S Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2008.

TVI CORPORATION

By:	/s/ Harley A. Hughes
Harley A. Hughes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Date	Signature/Title

March 19, 2008	/s/ Harley A. Hughes
Harley A. Hughes,
President, Chief Executive Officer
(Principal Executive Officer) and Director

March 19, 2008	/s/ Sherri S. Voelkel
Sherri S. Voelkel,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 19, 2008	/s/ Todd L. Parchman
Todd L. Parchman,
Chairman of the Board of Directors

March 19, 2008	/s/ Mark N. Hammond
Mark N. Hammond,
Director

March 19, 2008	/s/ Richard P. Sullivan
Richard P. Sullivan,
Director

March 19, 2008	/s/ Donald C. Yount, Jr.
Donald C. Yount, Jr.,
Director