Form 10-K/A
period 2007-12-31
TVI CORP
filed 2008-04-29
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18,655,065 based on the closing price of the common stock on the Nasdaq Stock Market on June 30, 2007. As of April 14, 2008 there were 33,922,124 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Explanatory Note below.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K to amend Items 10 through 14 of Part III of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed on March 20, 2008 to include the information required by such items, because the Registrant’s definitive proxy statement will not be filed before April 29, 2008 (i.e., within 120 days after the end of Registrant’s 2007 fiscal year) pursuant to Regulation 14A. Certain portions of the Registrant’s definitive proxy statement were initially incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K. Each such item is set forth in its entirety as amended. This report is limited in scope to the items identified above and should be read in conjunction with the original Form 10-K filing made. The information contained in this Form 10-K/A has not been updated either to reflect events and circumstances occurring since its original filing or to modify or update those disclosures affected by subsequent events. Such matters will be addressed in subsequent reports filed with the Commission.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

TABLE OF CONTENTS FOR FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The members of the Company’s board of directors (the “Board;” a “Director”) and their ages as of April 29, 2008 are as follows:

Name	Class	Term	Age	Title/Affiliation
Mark N. Hammond	B	2009	49	Independent Director
Harley A. Hughes.	C	2010	72	Chief Executive Officer and Director
Todd L. Parchman	A	2008	53	Independent Director
Richard P. Sullivan	A	2008	75	Independent Director
Donald C. Yount, Jr.	B	2009	47	Chief Operating Officer, Executive Vice President and Director

Mark N. Hammond. Mr. Hammond, age 49, has served as a member of the Company’s Board of Directors since 1996, and from August 2002 until August 2007 served as Chairman of the Board. From both August 2002 to May 2005 and since May 2007, Mr. Hammond also served as Chair of the Audit Committee and from May 2005 until May 2007 served as Chair of the Corporate Governance Committee. For the past 17 years, Mr. Hammond has served as the Chief Financial Officer of the American Beverage Association and previously held various financial management positions with the Association dating back to December 1984. Mr. Hammond also serves as a member of the Board of Trustees of Limestone College. He is a Certified Public Accountant with approximately 26 years of public accounting experience. Mr. Hammond has a Bachelor of Science degree in Accounting from Limestone College and is a member of several professional accounting associations.

Harley A. Hughes. General Hughes (USAF retired), age 72, has served as the President and CEO of the Company since August 8, 2007. General Hughes has served as a member of TVI’s Board of Directors since 2003, including past service on the Company’s Audit, Corporate Governance and Compensation Committees until he was named Interim Company President and CEO on April 18, 2007. Since 1993 he has also served as the Chairman of F&H 2, Inc., a consulting firm which develops strategies for predicting emerging weapons requirements in a changing political, budgetary and technological environment. During the late 1980s, General Hughes served as both deputy chief of staff for plans and operations, Headquarters U.S. Air Force, and the Air Force operations deputy to the Joint Chiefs of Staff, Washington, D.C. During the Vietnam conflict, General Hughes served as a command pilot logging over 5,000 flying hours and 225 combat missions in Southeast Asia, with numerous military decorations and awards. General Hughes serves as a member of the proxy board of Pinkerton Government Services, Inc., and as a director of Aviation Technology Group, Inc. and is an advisor to ManTech International Corporation. General Hughes holds a Bachelor of Science degree from Oklahoma State University and both a Bachelor of Arts degree and a Master of Science degree from the University of Colorado. General Hughes also completed Squadron Officer School, National War College and the Industrial College of the Armed Forces.

Todd L. Parchman. Mr. Parchman, age 53, has served as a member of the Company’s Board of Directors since May 2005, Chairman of the Board since August 2007, member of the Compensation Committee from May 2007 to August 2007 and Chairman of the Compensation Committee since August 2007, member of the Corporate Governance Committee since May 2007, and Chairman of the Audit Committee from May 2006 to August 2007 and member of the Audit Committee from May 2005 to May 2006 and since Audit 2007. His former Board service also includes serving as Chairman of the Strategic Committee from May 2005 to May 2007. Since 1996, Mr. Parchman has served as a co-founder and partner of Parchman, Vaughan & Company, L.L.C., a Baltimore-based investment banking firm providing investment banking services to the education and training industries and related businesses. From 1990 to 1996, prior to founding Parchman, Vaughan, Mr. Parchman managed the investment banking business of Ferris, Baker Watts, Incorporated, the largest full-service investment banking firm headquartered in Washington, D.C., and served on its board of directors. Mr. Parchman started his career in 1975 as a corporate banker in the First National Bank of Chicago’s First Scholar program. In 1979, he joined Norwest Corporation in Minneapolis and ultimately became Senior Vice President and Managing Officer of its Norwest Energy Finance unit. In 1985, he founded Signet Investment Banking Company and served as its Senior Managing Director. Mr. Parchman has served on a number of non-profit and corporate boards in his 30 year career. Mr. Parchman has taught graduate-level courses in finance and negotiation at Johns Hopkins University and St. Thomas University. Mr. Parchman currently serves as a board member of the United States Lacrosse Foundation, an independent nonprofit corporation that operates in support of US Lacrosse, the national governing body of men’s and women’s lacrosse. Mr. Parchman has a Master of Business Administration degree in Finance and Accounting from the University of Chicago and a Bachelor of Arts degree in Economics and French from the University of North Carolina at Chapel Hill where he was a Morehead Scholar.

Richard P. Sullivan. Mr. Sullivan, 75, has served as a member of the Company’s Board of Directors and member of its Audit, Compensation and Governance Committees since August 2007. Mr. Sullivan is a former chief executive officer of a Fortune 500 company with significant expertise in mergers and acquisitions and an extensive background in investment banking. From 1997 to 2004, Mr. Sullivan served as President and Chief Executive Officer of Cargill Detroit Corporation, a privately-held mechanical and industrial design and engineering company. From 1996 to 2004, Mr. Sullivan served as a director of CACI International Inc., a publicly-held IT and network solutions company. From 1992 to 1997, Mr. Sullivan served as Chairman and Chief Executive Officer of The J.L. Wickham Co., Inc., a privately-held machine tool company. From 1987 to 1992, Mr. Sullivan served as Vice Chairman of Ferris Baker Watts, the largest full-service investment banking firm headquartered in Washington, D.C. Mr. Sullivan’s other past corporate directorships include Equitable Bancorporation, a publicly-held bank holding company acquired by MNC Financial, Inc. in 1989; Monumental Corporation, a privately-held insurance company acquired by AEGON Insurance Group in 1986; Noxell Corporation, a privately-held marketer of cosmetics, toiletries and household products acquired by Procter & Gamble in 1989; PRC, Inc., a privately-held information technology service company; PharmaKinetics Labs, Inc., a publicly-held drug testing company acquired by Bioanalytical Systems, Inc. in 2003; and the National Association of Manufacturers. Other past charitable directorships include The United Way of Central Maryland, Central Maryland YMCA, The Johns Hopkins University and Towson University School of Business and Economics. Mr. Sullivan holds a Bachelor of Science degree in engineering from the Massachusetts Maritime Academy and a Master of Business degree from the University of Virginia, Darden School of Business.

Donald C. Yount, Jr. Mr. Yount, age 47, has served as the Executive Vice President and Chief Operating Officer of the Company since December 11, 2007. Mr. Yount has also served a member of the Company’s Board of Directors since December 2005, in addition to past service on the Company’s Audit, Corporate Governance and Compensation Committees until he was appointed as the Company’s Interim Senior Vice President and Chief Operating Officer on April 18, 2007. From 2001 until November 2007, Mr. Yount served as Principal and Chief Financial Officer of Mid-Atlantic Venture Funds, a partnership consisting of four venture capital funds investing in growing businesses located in the Mid-Atlantic. Previously, he served on the board of directors of Safety Tech International, Inc. (“STI”), a private company which TVI acquired in November 2005. Prior to joining Mid-Atlantic, Mr. Yount served in various executive and senior financial positions with a number of technology and communications companies. He is a Certified Public Accountant and started his career in public accounting. Mr. Yount has both a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of North Carolina at Chapel Hill.

Executive Officers of the Company

In addition to the information provided above with regard to General Hughes, the Company’s President and Chief Executive Officer, and Mr. Yount, the Company’s Executive Vice President and Chief Operating Officer, following is biographical information concerning the Company’s other senior executive officers.

Name	Age	Position
Harley A. Hughes	72	President and Chief Executive Officer
Sherri S. Voelkel	44	Senior Vice President, Chief Financial Officer and Treasurer
Donald C. Yount, Jr.	47	Executive Vice President and Chief Operating Officer
William C. Baugh.	59	Senior Vice President and President of Shelters and Related Products
Thomas N. Brown.	49	Senior Vice President and President of SSES Rental Services
Dale E. Kline.	61	Senior Vice President and President of Personal Protection Equipment
Sean R. Hunt	40	Senior Vice President, General Counsel and Secretary

William C. Baugh. Mr. Baugh, age 59, Senior Vice President, has served as President of the Company’s Shelters and Related Products division since TVI named general managers to lead each of its three business divisions on September 5, 2007. Since joining TVI in November 2006 until September 2007, has served as its Vice President of Military Programs with responsibility for government relations, congressional relations, and marketing products and programs to the military. Before joining TVI, Mr. Baugh served for 21 years in a number of increasingly responsible roles with Smiths Detection, a recognized leader in chemical and biological detection equipment for military and homeland security applications, including its predecessors, Environmental Technologies Group, Inc. and Allied Signal Bendix, culminating in his appointment as VP for Marketing and Government Relations. Mr. Baugh has a Bachelor of Science degree from the University of Maryland.

Thomas N. Brown. Mr. Brown, age 49, Senior Vice President, has served as President of the Company’s SSES Rental Services division since TVI named general managers to lead each of its three business divisions on September 5, 2007.

Previously, Mr. Brown served as the President of the Company’s subsidiary, Signature Special Event Services, Inc., since the Company acquired privately-held Signature Special Event Services, LLC in November 2006. From November 2003 until joining TVI, Mr. Brown as served as President and Chief Executive Officer of Signature Special Event Services, LLC, a leading provider of full-service rental services for traditional special events and for disaster relief and recovery efforts with infrastructure offerings, including tents, flooring/staging, lighting, power, climate control and foodservice equipment. From October 1998 to October 2003, Mr. Brown served as the General Manager of the Central Atlantic Region for United Rentals, Inc., an international equipment rental company.

Sean R. Hunt. Mr. Hunt age 40, has served as Senior Vice President, General Counsel and Secretary of the Company since August 29, 2007. Mr. Hunt has served as the Company’s General Counsel since joining TVI in November 2005. From July 2004 until joining TVI, he served as Vice President and General Counsel of Visual Networks, Inc., a publicly-traded marketer of software and hardware products located in Rockville, MD. From 1999 until joining Visual Networks, Mr. Hunt was in private practice with Kirkpatrick & Lockhart Preston Gates Ellis LLP in Washington, DC. Mr. Hunt previously served for five years as a member of the staff of the United States Securities and Exchange Commission in Washington, DC. Mr. Hunt has a Juris Doctor degree from American University, a Master of Science degree from George Washington University and a Bachelor of Science degree from the University of Virginia.

Dale E. Kline, Sr. Mr. Kline, age 61, Senior Vice President, has served as President of the Company’s Personal Protection Equipment division since TVI named general managers to lead each of its three business divisions on September 5, 2007. Previously, Mr. Kline served as the President of the Company’s subsidiary, Safety Tech International, Inc., since the Company acquired privately-held Safety Tech in November 2005. From August 2000 to immediately prior to joining the Company in November 2005, Mr. Kline served as President and Chief Executive Officer of STI, a private company engaged in the design, manufacturing and marketing of powered air purifying respirators, dual air supply units and any other respiratory products for chemical, biological, radiological and nuclear protection. Prior to joining STI, Mr. Kline held various financial and management positions with manufacturing and consulting firms. Mr. Kline has both a Master of Business Administration degree and a Bachelor of Arts degree from Mount Saint Mary’s University and an Associate degree in Accounting from Frederick Community College.

Sherri S. Voelkel. Ms. Voelkel, age 44, joined TVI in February 2006 as the Company’s corporate controller and was named Acting Chief Financial Officer on May 4, 2007, and Senior Vice President, Chief Financial Officer and Treasurer on September 5, 2007. Prior to TVI, Ms. Voelkel was Director of Accounting and Attest Services at Sturn, Wagner, Lombardo & Co., a public accounting firm in Annapolis, Maryland from August 2002 to February 2006. Prior to that, Ms. Voelkel was employed by PricewaterhouseCoopers LLC where she held the position of Partner in Accounting and Business Advisory Services. Ms. Voelkel graduated from the University of Tulsa with a Bachelors of Science in Business Administration and is a Certified Public Accountant.

Corporate Governance

The Board met fifteen times during 2007. All members of the Board attended at least 75% of the Board and committee meetings held during 2007. We expect that all Board members will attend the Annual Meeting. All of the current members of the Board attended last year’s annual meeting of stockholders.

The Board has reviewed the independence of its members under the independence criteria of the NASDAQ Stock Market. Based on this review, the Board has determined that each of the current Directors, other than General Hughes and Mr. Yount (who are executive officers of the Company), satisfies the independence requirements of the NASDAQ Stock Market and no current Director, other than General Hughes and Mr. Yount, has a material relationship with the Company other the individual’s position as Director.

The independent Directors meet in executive session without the presence of any corporate officer or member of management in conjunction with certain regular meetings of the Board. A Director designated by the non-management Directors chairs the session. The independent Directors met in executive session six times during 2007.

The Board has established three standing committees to assist it in carrying out its responsibilities, namely the Audit Committee, the Compensation Committee and the Corporate Governance Committee. The duties and responsibilities of each committee are set forth in committee charters that are available on our website at www.tvicorp.com. The committee charters are also available in print to any stockowner upon written request. As of the Record Date, the composition and other information regarding each committee was as follows:

Audit Committee and Audit Committee Financial Expert

The Company has established a standing Audit Committee which is composed of Mark N. Hammond (Chair), Todd L. Parchman and Richard P. Sullivan. All of the Committee members are outside Directors who are not officers or employees of the Company and satisfy the independence requirements of the NASDAQ Stock Market and the Securities Exchange Act of 1934, as amended. The Company’s Board has determined that each member of the Audit Committee is able to read and understand financial statements. Further, the Board has determined that Mr. Hammond, Chairman of the Audit Committee, and Mr. Parchman each qualifies as an “audit committee financial expert” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. During 2007 General Hughes also served on the Committee until April 18, 2007 when he was appointed Interim President and Chief Executive Officer.

Selection and Evaluation of Board Candidates

The Corporate Governance Committee seeks Director candidates based upon a number of qualifications, including their independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community, and ability to foster a diversity of backgrounds and views and to complement the Board’s existing strengths. As part of the process of selecting Board candidates, the Committee seeks a determination as to whether the Board candidate is “independent” as defined by the NASDAQ Stock Market listing standards. The Committee generally relies upon recommendations from a wide variety of its business contacts, including current executive officers, Directors, community leaders and stockholders as a source for potential Board candidates.

The Corporate Governance Committee will consider candidates nominated by stockholders. Under the Company’s By-laws, stockholder nominations must be made in writing, delivered to the Corporate Secretary, 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769, and be received by the Corporate Secretary no earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting. In accordance with the Company’s By-laws, such notice shall set forth as to each proposed nominee who is not an incumbent Director (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares which are beneficially owned by each such nominee, and (iv) any other information concerning the nominee that must be disclosed in proxy solicitations regulated by Regulation 14A of the Exchange Act including, without limitation, such person’s written consent to being named in a proxy statement as a nominee and to serving as a Director if elected.

Communications with the Board of Directors

Our Board of Directors encourages our stockholders to communicate with it regarding their concerns, complaints and other matters related to our business, and the Board has established a process by which you may send written communications to the Board or to one or more individual Directors. You may address and mail your communications as follows:

TVI Corporation

7100 Holladay Tyler Road

Glenn Dale, Maryland 20769

Attention: Corporate Secretary

You should indicate whether your communication is directed to the entire Board, to a particular committee of the Board or its Chairman, or to one or more individual Directors. All communications will be reviewed by our Corporate Secretary and forwarded on to the intended recipients. Communications that involve specific complaints from a customer of the Company relating to a financial relationship or transaction will be forwarded to the head of the department or division that is most closely associated with the subject of the complaint.

Codes of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, and has also adopted a Code of Business Conduct and Ethics that is applicable to all of the Company’s employees. Compliance with these codes of conduct is mandatory.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Section 16(a) forms furnished to the Company pursuant to Rule 16a-3 under the Exchange Act and written representations from the persons required to file them, the Company believes that each of our Directors and executive officers filed all the required reports during 2007, except as follows. Each member of the Company’s Board as of May 24, 2007 was late in filing one report on Form 4 in connection with annual director compensation; Mark Hammond, an independent Director, was late in filing one report on Form 4 in connection with an option exercise; Donald Yount, Executive Vice President, COO and a Director was late in filing one report on Form 4 in connection with an open market purchase; and Thomas Brown, the Company’s Senior Vice President and General Manager of its SSES Rental Services division, was late in filing four reports on Form 4.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for 2006 and 2007

In accordance with SEC requirements, the following table sets forth the total compensation paid for services rendered in 2007 to our current Chief Executive Officer, two of our other current executive officers whose total compensation for services rendered in 2007 exceeded $100,000, our former Chief Executive Officer and our former Chief Financial Officer. We refer to these officers as our “Named Executive Officers” elsewhere herein.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Harley A. Hughes (3) President, CEO and Director	2007	152,519	—		25,000	(4)	2,020	(5)	27,875	207,414
	2006	—	—		25,000	(4)	—		56,125	81,125
Thomas N. Brown (6) Senior Vice President	2007	176,972	250,000	(7)			—		12,377	439,349
Sean R. Hunt (8) Senior Vice President	2007	186,615	26,000				33,389	(9)	3,154	249,158
Richard V. Priddy (10)	2007	98,143	—				—		2,945	101,098
	2006	299,615	27,960	(7)			104,562		30,333	462,470
George J. Roberts (11)	2007	220,245	—				22,331		4,205	246,781
	2006	209,038	—				58,971		6,118	274,127

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R) of awards pursuant to the Amended and Restated 1998 Incentive Stock Option Plan (the “Plan”) and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in footnote 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2008.
(2)	For General Hughes, the amount reflects cash compensation received for service as a director. For Mr. Hunt and Mr. Roberts all amounts shown represent 401(k) match benefits. For Mr. Brown, the amount reflects vehicle benefits. For Mr. Priddy the 2006 amount reflects vehicle benefits of $8,048, $16,250 in Board fees paid during the first quarter and $6,035 in 401(k) match benefits; the 2007 amount for Mr. Priddy reflects 401(k) match benefits.
(3)	General Hughes was named Interim President and CEO on April 18, 2007 and President and CEO on August 8, 2007.
(4)	The amounts shown reflect compensation received for service as a Director.
(5)	Consists of: (i) a 10-year incentive stock option for 250,000 shares granted on 12/11/07 with a per share exercise price of $0.27, which vests and becomes exercisable with respect to one-fifth (1/5) of the subject shares upon the first anniversary of the Grant Date, with the remaining option shares vesting ratably on a monthly basis thereafter; provided that, the Employee remains an employee of the Company at all times prior to such dates; and (ii) a 10-year incentive stock option for 25,000 shares granted on 5/24/07 with a per share exercise price of $0.80, which vests and becomes exercisable with respect to one-third (1/3) of the subject shares upon the first anniversary of the Grant Date, an additional one-third (1/3) of the subject shares upon the second anniversary of the Grant Date and the remaining one-third (1/3) of the subject shares upon the third anniversary of the Grant Date; provided that, the Employee remains an employee of the Company at all times prior to such dates.
(6)	Mr. Brown was named Senior Vice President and General Manager, Shelters and Related Products on September 5, 2007.
(7)	Represents quarterly non-compete payments of $62,500 which Mr. Brown was entitled to receive during 2007 under the terms of his employment agreement of which Mr. Brown was paid $87,500 in cash and $162,500 in TVI common stock.
(8)	Mr. Hunt was named Senior Vice President, General Counsel and Secretary of the Company on August 29, 2007.
(9)	Represents a 10-year incentive stock option for 235,366 shares granted on 5/29/07 with a per share exercise price of $0.76, which vests and becomes exercisable with respect to one-fourth (1/4) of the subject shares upon the first anniversary of the Grant Date, with the remaining option shares vesting ratably on a monthly basis thereafter; provided that, the Employee remains an employee of the Company at all times prior to such dates.

(10)	Mr. Priddy resigned his positions as the Company’s President and Chief Executive Officer and Director on April 18, 2007.
(11)	Mr. Roberts resigned as the Company’s Senior Vice President, Chief Financial Officer and Treasurer on August 29, 2007.

Stock Awards Granted

We grant stock options to our executive officers and key employees based upon performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. Options and stock awards are granted under our Plan. However, there is no set formula for the granting of awards to individual executives or employees. During 2007, the five Named Executive Officers received stock options to acquire an aggregate of 510,366 shares or 40.5% of the total options granted in 2007. During 2007, one Named Executive Officer received 263,739 shares of stock in lieu of cash for payment of noncompete fees and one Named Executive Officer received 31,250 shares of stock for service as a Director. The Company made no grants of stock to its employees during 2007. Each of our new non-employee Directors receives grants of options and stock awards under the Plan as described under “Director Compensation-Stock and Option Grants below.”

Timing of Grants

Option awards to our Named Executive Officers are typically granted annually in conjunction with the review of the individual performance of our executive officers. This review takes place at a regularly scheduled meeting of the Compensation Committee. The exercise price of stock options is set at the closing price of our Common Stock on the NASDAQ Stock Market as of the award date. Stock awards are granted to our non-employee Directors on the date of our annual meeting of stockholders, in accordance with the terms of our Plan, as described under “Director Compensation-Stock and Option Grants below.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each of our Named Executive Officers certain information regarding equity awards outstanding as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Harley A. Hughes	25,000	(1)	—		2.01	12/1/2008
	25,000	(1)	—		1.47	5/22/2008
	—		25,000	(2)	0.80	5/23/2017
	—		250,000	(3)	0.27	12/10/2017
Sean R. Hunt	16,750		8,250	(2)	3.85	11/20/2015
	6,600		13,400	(2)	2.18	8/10/2016
	—		235,366	(3)	0.76	5/28/2017
Richard V. Priddy (4)	—		—		—	—
George J. Roberts (5)	45,000		—		3.16	8/16/2015
	11,550		23,450	(2)	2.18	8/11/2016

(1)	Represents a 5-year non-qualified stock option.
(2)	Represents a 10-year incentive stock option which vests and becomes exercisable with respect to one-third (1/3) of the option shares upon the first anniversary of the Grant Date, an additional one-third (1/3) of the option shares upon the second anniversary of the Grant Date and the remaining one-third (1/3) of the option shares upon the third anniversary of the Grant Date; provided that, the Employee remains an employee of the Company at all times prior to such dates.
(3)	Represents a 10-year incentive stock option which vests a 10-year incentive stock option which vests and becomes exercisable with respect to one-fourth (1/4) of the subject shares upon the first anniversary of the Grant Date, with the remaining option shares vesting ratably on a monthly basis thereafter; provided that, the Employee remains an employee of the Company at all times prior to such dates.

(4)	Mr. Priddy resigned his positions as the Company’s President and Chief Executive Officer and Director on April 18, 2007 and consequently held no stock options as of December 31, 2007.
(5)	Mr. Roberts resigned as the Company’s Senior Vice President, Chief Financial Officer and Treasurer on August 29, 2007.

There were no stock awards made to our Named Executive Officers during 2007 for service as an executive officer.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options or acquired shares on vesting of stock grants during 2007 for service as a Director.

Employment Agreements

Harley A. Hughes

On April 18, 2007, Lieutenant General Harley A. Hughes was named interim Company President and Chief Executive Officer and entered into an interim employment agreement with the Company. On August 8, 2007, the Company appointed General Hughes Company President and Chief Executive Officer on a non-interim basis. In connection with this appointment, the Company and Mr. Hughes amended the interim employment agreement to provide for an annual base salary of $272,500, subject to increase as determined in the sole and absolute discretion of the Board based upon its evaluation of CEO performance. General Hughes is also eligible to receive an annual performance-based incentive award to be determined in the sole and absolute discretion of the Board based upon its evaluation of CEO performance. General Hughes’ employment under the employment agreement is “at will” and either party may terminate the employment agreement, with or without cause, on thirty days notice.

Thomas N. Brown

In connection with our acquisition of privately-held Signature Special Event Services, LLC (“SSES LLC”), on November 1, 2006 the Company and Mr. Brown entered into a four-year employment agreement, which called for an initial annual salary of $175,000. Mr. Brown’s employment agreement also entitled him to receive payments which may have been earned under an incentive bonus program which consisted of an annual bonus based on EBITDA, and a separate three-year bonus based on the Company’s return on invested capital related to its acquisition of SSES LLC, payable in 2010 (See footnote 2 to the “Equity Compensation Plan Information” chart appearing on page 15). The performance criteria under the Program had not been met as of December 31, 2007 and on January 17, 2008 the Company exercised its rights to terminate Mr. Brown’s employment agreement, as well as the Program. Despite the termination of Mr. Brown’s employment agreement, Mr. Brown’s employment with the Company has continued on an at will basis on substantially the same salary and other employment terms as existed under his employment agreement, although Mr. Brown is no longer bound by the non-compete obligations under the agreement and the Company has no obligations under the Incentive Bonus Program whatsoever.

Sean R. Hunt

On August 29, 2007, in connection with being named Senior Vice President, General Counsel and Secretary of the Company, Sean R. Hunt and the Company entered into an “at will” employment agreement providing for an annual base salary of $200,000, plus an annual incentive bonus of up to 20% of base salary linked to achieving specified financial and non-financial targets relating to Company performance on a consolidated basis. Mr. Hunt’s employment under the employment agreement is “at will” and either party may terminate the employment agreement, with or without cause, on 30 days notice.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 100% of the first 3% of the participant’s compensation that has been contributed to the plan. All of our executive officers participated in our 401(k) plan during fiscal 2007 and received matching contributions.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans.

Other Post-Employment Payments

We do not provide post-employment health coverage or other benefits, except in connection with executive retention agreements, details of which are included below under “ – Termination of Employment Arrangements.”

Termination of Employment Arrangement

As described above under the heading “Employment Agreements,” we are a party to an at will employment agreement with Mr. Hunt. On August 29, 2007, the Company entered into a retention agreement with Mr. Hunt. The retention agreement does not change the “at will” character of Mr. Hunt’s employment by the Company; however, Mr. Hunt is entitled to the following severance benefits if his employment is terminated either by the Company without “cause” or by Mr. Hunt for “good reason” (each as defined in the retention agreement): (i) 12 months of Mr. Hunt’s base salary, as in effect immediately prior to the date of termination, payable in accordance with the Company’s normal payroll practices; (ii) reimbursement for premiums paid for medical benefits for Mr. Hunt and his eligible dependents; and (iii) full accelerated vesting of Mr. Hunt’s then-outstanding unvested Company stock options granted on or prior to the date of the retention agreement.

Director Compensation

General

On an annual basis, the Corporate Governance Committee reviews and makes recommendations to the Board with regard to Director compensation. Compensation for service as a Board member consists of both cash payments and equity-based awards under the Company’s Director Compensation Program (the “Director Program”). Non-independent directors generally are not entitled to receive any compensation under the Director Program (other than the reimbursement of out-of-pocket expenses actually incurred for meeting attendance); provided that, any Director who served as an interim executive officer for the period from the 2007 Annual Meeting (May 24, 2007) until the 2008 Annual Meeting (June 10, 2008) is entitled to receive the same compensation during such service under the Director Program as independent directors.

Cash Compensation

For 2007, the Director Program consisted of the following cash components: (i) an annual cash payment of $25,000, payable quarterly in arrears; (ii) $1,500 for each Board meeting attended (50% of such amount for meetings attended remotely via telephonic conference call); and (iii) $750 for each Committee meeting attended (50% of such amount for meetings attended remotely via telephonic conference call), if held on a day other than the day of either a regularly scheduled Board meeting or other Committee meeting. The Chairman of the Board received $1,875 for each month of such service, payable monthly in arrears. Additionally, the Chairman of each Committee received $1,875 per quarter, payable quarterly in arrears. No additional fees are paid for attendance at any Board or Committee meetings.

Stock and Option Grants

Under the current Director Program, upon their initial election to the Board by the Company’s stockholders, independent Directors receive a grant of options exercisable for 25,000 shares of Common Stock, priced at the closing trading price on the date of the annual meeting. Accordingly, Mr. Sullivan received a non-qualified stock option covering 25,000 shares of TVI Common Stock with an exercise price of $0.56 at the time of his August 6, 2007 appointment to the Board. The option has a term of five years and vests in full and first becomes exercisable on the earlier to occur of the first anniversary of the grant (i.e., August 6, 2008) or the date of the 2008 Annual Meeting. In addition, all independent Directors received an annual grant under the Plan of Common Stock with a value of $25,000, with the number of shares determined by the fair market value of the Company’s Common Stock on the date of grant. Consequently, at the 2007 Annual Meeting, each independent Director received a grant of 31,250 shares, based on the closing trading price of the Common Stock as of the date of the 2007 Annual Meeting of $0.80. Additionally, at the time of his August 6, 2007 appointment to the Board, Mr. Sullivan received an outright grant of 44,642 shares, based on the per share closing trading price of the Common Stock as of that date of $0.56.

The Company includes equity-based awards as a part of the independent Directors’ compensation for their Board service, as it believes that it is important that TVI independent Directors are also TVI stockholders.

Director Summary Compensation Table

The following table summarizes the compensation of our non-executive Directors for 2007. Please refer to the preceding “Summary Compensation Table for 2006 and 2007” for the compensation paid to our executive officers who are also Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Mark N. Hammond	46,250	25,000	—	—	71,250
Matthew M. O’Connell (2)	22,625	25,000	—	—	47,625
Todd L. Parchman	52,875	25,000	—	—	102,875
Richard P. Sullivan (2)	5,250	25,000	1,426	—	31,676
Donald C. Yount, Jr. (3).	30,875	25,000	33,270	—	89,145

(1)	The value of option awards granted to our Directors has been estimated pursuant to FAS 123(R) for 2007. For the assumptions used for FAS 123(R) value, see footnote 14 to the Financial Statements for the Annual Report on Form 10-K for the year ended December 31, 2007. Our Directors will not realize the estimated value of these option awards until these options are vested and exercised or sold. As of December 31, 2007, each Director had the following aggregate number of unexercised stock option awards outstanding for service as a Director: Mr. Hammond and Mr. Sullivan: 25,000 option shares; Mr. Parchman and Mr. Yount: 50,000 option shares; and General Hughes: 75,000 option shares. Additional information concerning the security ownership of our Directors is set forth in the Beneficial Ownership table appearing on page [ ].
(2)	Mr. O’Connell resigned his positions as a Company Director and all committees thereof as of August 6, 2007, at the time of Mr. Sullivan’s initial appointment as a Director. Consequently, Mr. O’Connell received compensation under the Director Program through August 6, 2007 and Mr. Sullivan received compensation under the Director Program after August 6, 2007.
(3)	Mr. Yount was appointed an Interim Chief Operating Officer of the Company on April 18, 2007, at which point he ceased to be an independent director. On December 11, 2007 he was appointed Executive Vice President and Chief Operating Officer on a non-interim basis. Consequently, under the terms of the Director Program, he participated fully and received compensation thereunder through the date of his non-interim appointment. See “Summary Compensation Table for 2006 and 2007” table above for amounts paid to General Hughes for service as a director under the terms of the Director Program. General Hughes was appointed an interim senior executive officer of the Company on April 18, 2007, at which point he ceased to be an independent director. On August 8, 2007 he was appointed President and Chief Executive Officer on a non-interim basis.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 14, 2008 for:

•	each person who we know owns beneficially more than 5% of our Common Stock

•	each of our Directors

•	each Named Executive Officer (as defined above in “Executive Compensation”)

•	all executive officers and Directors of the Company as a group

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days of April 14, 2008 (the “Table Date”). Further, such beneficial ownership includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

The percentages have been calculated by treating as outstanding for purposes of calculating the percentage ownership of a particular person all shares of the Company’s Common Stock outstanding as of such date and all such shares issuable to such person in the event of the exercise of the person’s options, if any, exercisable at such date or within 60 days after the Table Date. All addresses for the executive officers and Directors are TVI Corporation’s address at 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Royce & Associates, LLC	2,812,645	(1)	8.3
Mark N. Hammond	707,799	(2)	2.1%
Harley A. Hughes	184,239	(3)	*
Todd L. Parchman	205,660	(4)	*
Richard P. Sullivan	124,642	(5)	*
Donald C. Yount, Jr.	168,286	(6)	*
Thomas N. Brown	277,368	(7)	*
Sean R. Hunt	110,366	(8)	*
Richard V. Priddy (9)	632,246		1.9%
George J. Roberts (10)	8,233		*

All Directors and Executive Officers as a group (10 persons)	2,724,086	(11)	8.0%

*	Less than 1%.
(1)	According to a Schedule 13G/A filed with the SEC on January 25, 2007 on behalf of Royce & Associates, LLC and affiliated entities (“Royce”). Royce’s address is 1414 Avenue of the Americas, New York, NY 10019.
(2)	Includes 635,799 shares of Common Stock held directly, options to purchase 25,000 shares of Common Stock awarded pursuant to the Company’s stock option plans, which are exercisable currently or within 60 days of the Table Date, 37,000 shares of Common Stock held by Mr. Hammond’s three daughters, and 10,000 shares of Common Stock held in an individual retirement account. Mr. Hammond is an independent Director of the Company.
(3)	Includes 125,906 shares of Common Stock held directly and options to purchase 58,333 shares of Common Stock awarded pursuant to the Company’s stock option plans, which are exercisable currently or within 60 days of the Table Date. General Hughes was appointed as the Company’s Interim President and CEO on April 18, 2007 and is also a Director of the Company.
(4)	Includes 45,660 shares of Common Stock held directly; 100,000 shares held by Parchman Vaughn & Company LLC, Retirement Plan of which Mr. Parchman is a trustee; 10,000 shares held by son; and 50,000 options to purchase shares of Common Stock awarded pursuant to the Company’s stock option plans, which are exercisable currently or within 60 days of the Table Date. Mr. Parchman is an independent Director of the Company.
(5)	Mr. Sullivan is an independent Director of the Company.
(6)	Includes 134,953 shares of Common Stock held directly and options to purchase 33,333 shares of Common Stock awarded pursuant to the Company’s stock option plans, which are exercisable currently or within 60 days of the Table Date. Mr. Yount is the Company’s Executive Vice President and Chief Operating Officer and a Company Director.
(7)	Mr. Brown is the Company’s Senior Vice President and President of its SSES Rental Services division.
(8)	Includes 36,515 shares of Common Stock held directly and options to purchase 73,842 shares of Common Stock awarded pursuant to the Company’s stock option plans, which are exercisable currently or within 60 days of the Table Date. Mr. Hunt is the Company’s Senior Vice President, General Counsel and Corporate Secretary.
(9)	Mr. Priddy is the former President and Chief Executive Officer of the Company whose employment terminated on April 18, 2007 and is listed as a Named Executive Officer in the table above in accordance with SEC requirements.
(10)	Mr. Roberts is the former Senior Vice President and Chief Financial Officer of the Company who resigned on August 29, 2007 and is listed as a Named Executive Officer in the table above in accordance with SEC requirements.
(11)	Includes options to purchase 179,700 shares of Common Stock awarded pursuant to the Company’s stock option plans, which are exercisable currently or within 60 days of the Table Date. Does not include share held by Mr. Priddy or Mr. Roberts who are no longer employed by the Company.

Equity	Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to the compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,991,000	$1.57	2,311,000
Equity compensation plans not approved by security holders(2)	n.a.	n.a.	5,828,000

(1)	Equity compensation plans approved by security holders include (i) the TVI 1995 Non-Qualified Stock Plan, and (ii) the Plan. All securities remaining available for future issuance under equity compensation plans are available under the Plan. Does not reflect any shares reserved for issuance under the Company’s proposed 2008 Equity Incentive Plan.
(2)	Prior to January 17, 2008 equity compensation plans not approved by security holders consisted solely of an Incentive Bonus Program (the “Program”) that the Company entered into with three members of the SSES, LLC senior management team in conjunction with the Company’s acquisition of SSES, LLC on October 31, 2006. The Program was terminated in full effective on January 17, 2008 and no shares or other payments were issued or made thereunder whatsoever.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions, or series of similar transactions, either during 2007 or currently proposed, to which the Company was or is to be a participant, in which the amount involved exceeds $120,000 and in which any Director, nominee for Director, executive officer, 5% or greater stockholder or any immediate family member of any of the foregoing had, or will have, a direct or indirect material interest. There are no known family relationships between any of the Company’s officers or Directors.

The Company’s Code of Business Conduct and Ethics provides that any contract or transaction between the Company and any other entity in which one or more of the Company’s Directors or executive officers are Directors or officers, or have a financial interest, are prohibited unless a waiver is obtained from the Board. A copy of the Company’s Code of Business Conduct and Ethics is available on our website at www.tvicorp.com/investors and may be obtained, without charge, by written request to the Corporate Secretary at TVI Corporation, 7100 Holladay Tyler Road, Glenn Dale, Maryland 20769.

On April 6, 2007, the Company’s Audit Committee adopted a Statement of Policy With Respect to Related Party Transactions (the “Related Party Transactions Policy”) that requires Audit Committee approval of all transactions between the Company and any “related party,” which term includes: executive officers; Directors; entities in which one or more of its Directors or executive officers are directors or officers or have a 5% or greater beneficial ownership interest; holders of 5% or more of the Company’s stock; and immediate family members of any of the foregoing.

In the course of its review and approval or ratification of a related party transaction, the Audit Committee considers:

•	the benefits to the Company;

•	the impact of a Director’s independence if the related party is a Director;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction; and

•	the terms available to unrelated third parties or employees generally.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such Director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services by Stegman & Company for the audit of the Company’s annual financial statements for 2007 and 2006:

	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees	All Other Fees
2007	$118,835	$6,358	$750	$30,550
2006	$118,295	$19,259	$12,975	$—

(1)	Audit fees include work in connection with quarterly reviews.
(2)	This column includes fees, if any, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included under “Audit Fees.” For 2006 and 2007, audit-related fees include services related to our internal control over financial reporting.

The Audit Committee considered whether the provision of services referenced above is compatible with maintaining Stegman & Company’s independence.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of November 8, 2005, among TVI Corporation, TVI Sub, Inc., Safety Tech International, Inc. (“STI”) and the STI stockholders (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

2.2	Asset Purchase Agreement, dated as of October 31, 2006 among TVI Corporation, TVI Holdings One, Inc., Signature Special Event Services, LLC (“SSES”), River Associates Investments, LLC and the members of SSES (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated October 31, 2006)

2.3	Bill of Sale and Assignment of Contract Rights Agreement dated as of November 29, 2007 by and among TVI Corporation, Signature Special Event Services, Inc. and Classic Prime, Inc. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K dated November 29, 2007)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibits from our Form 10-KSB for the year ended December 31, 2003)

3.1.1	Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1.1 of our Form 10-Q for the quarter ended June 30, 2007)

3.1.2	Articles Supplementary filed September 4, 2007 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K dated August 29, 2007)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 10-KSB for the year ended December 31, 2004)

3.2.1	Amendment to By-laws of the Company (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K dated August 29, 2007)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibits from our Registration Statement on Form S-4, File No. 33-15029)

10.1	Amended and Restated 1998 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB for the year ended December 31, 2004)

10.2	Rights Agreement, dated as of December 2, 2003, between TVI Corporation and Securities Transfer Corporation which includes the form of Articles of Supplementary of the Series A Preferred Stock of TVI Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibits from our Form 8-K dated December 2, 2003)

10.3	Research and Development Agreement, dated as of November 8, 2005, between Safety Tech International, Inc. and Safety Tech AG (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.4	Employment Agreement, dated November 8, 2005, between Safety Tech International, Inc. and Dale E. Kline (incorporated by reference to Exhibit 2.1 to our Form 8-K dated November 8, 2005 and filed on November 14, 2005)

10.5	Amendment and Restatement to Financing and Security Agreement dated as of February 22, 2008, by and among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference as to Exhibit 10.1 of Current Report on Form 8-K dated February 22, 2008)

10.5.1	Amended and Restated Term Note dated February 22, 2008 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated February 22, 2008)

10.5.2	Amended and Restated Revolving Note dated February 22, 2008 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated February 22, 2008)

Exhibit Number	Exhibit Description
10.6	Lease dated February 16, 1998 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7 to our Form 10-K for the year ended December 31, 2005)

10.6.1	First Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.1 to our Form 10-K for the year ended December 31, 2005)

10.6.2	Second Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.2 to our Form 10-K for the year ended December 31, 2005)

10.6.3	Third Amendment to Lease dated October 2, 2002 between TVI Corporation and Glenn Dale Business Center, L.L.C. (n/k/a First Potomac Realty Investment Limited Partnership) (incorporated by reference to Exhibit 10.7.3 to our Form 10-K for the year ended December 31, 2005)

10.7	Lease dated April 22, 2003 between Micronel Safety, Inc. (n/k/a Safety Tech International, Inc.) and Admar Construction, Inc. (incorporated by reference to Exhibit 10.8 to our Form 10-K for the year ended December 31, 2005)

10.7.1	Addendum No. 1 to Lease dated February 26, 2004 between Safety Tech International, Inc. and Admar Construction, Inc. (incorporated by reference to Exhibit 10.8.1 to our Form 10-K for the year ended December 31, 2005)

10.8	Letter Agreement dated April 3, 2002 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2005)

10.8.1*	Distributorship Agreement Addendum dated February 25, 2003 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9.1 to our Form 10-K for the year ended December 31, 2005)

10.8.2*	Distributor Agreement Amendment No. 2 dated as of January 1, 2005 between TVI Corporation and Fisher Scientific Company LLC (incorporated by reference to Exhibit 10.9.2 to our Form 10-K for the year ended December 31, 2005)

10.15	Lease dated September 1, 2005 between Signature Special Event Services, Inc. and 1332 Londontown Road, LLC (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2006)

10.16	Lease dated October 6, 2004 between Signature Special Event Services, Inc. and Remsberg, LLC (incorporated by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 2006)

Exhibit Number	Exhibit Description
10.16.1	Amendment to Lease Agreement dated December 27, 2007 between Signature Special Event Services, Inc. and Remsberg, LLC (incorporated by reference to Exhibit 10.16.1 of Current Report on Form 8-K dated December 27, 2007)

10.18	Lease dated as of February 22, 2007 between Signature Special Event Services, Inc. and Welcome Holdings, L.L.C. (incorporated by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 2006)

10.19	Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Harley A. Hughes, as amended by letter agreement dated August 6, 2007 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated August 6, 2007)

10.20	Interim Employment Agreement dated as of April 18, 2007 by and between TVI Corporation and Donald C. Yount, Jr., as amended by letter agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated December 4, 2007)

10.21	Retention Agreement dated as of August 29, 2007 by and between TVI Corporation and Sherri S. Voelkel (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K dated December 4, 2007)

10.22	Retention Agreement dated as of August 29, 2007 by and between TVI Corporation and Sean R. Hunt (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K dated December 4, 2007)

10.23	Retention Agreement dated as of August 29, 2007 by and between TVI Corporation and William C. Baugh (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K dated December 4, 2007)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2007)

23	Consent of Stegman & Company (incorporated by reference to Exhibit 23 to our Annual Report on Form 10-K for the year ended December 31, 2007)

+31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended December 31, 2007)

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K for the year ended December 31, 2007).

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, which portions are omitted and filed separately with the U.S Securities and Exchange Commission.
+	Filed herewith.

(b) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2008.

TVI CORPORATION

By:	/S/ HARLEY A. HUGHES
Harley A. Hughes,
Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2008.

Signatures	Title

/s/ Harley A. Hughes	President and Chief Executive Officer
Harley A. Hughes	(Principal Executive Officer)

/s/ Sherri S. Voelkel	Senior Vice President, Chief Financial Officer and Treasurer
Sherri S. Voelkel	(Principal Financial Officer and Principal Accounting Officer)