Form 10-Q
period 2008-03-31
TVI CORP
filed 2008-05-08
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,169,004 shares of Common Stock issued and outstanding as of May 6, 2008.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED

March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 and DECEMBER 31, 2007

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$481	$328
Accounts receivable—trade, less allowance for doubtful accounts	3,645	6,158
Inventories, net	5,647	5,203
Income taxes receivable	2,858	2,858
Deferred income taxes, net	959	209
Prepaid expenses and other current assets	1,255	1,700

Total current assets	14,845	16,456

PROPERTY, PLANT AND EQUIPMENT, NET	19,196	19,398

OTHER ASSETS
Goodwill	3,602	3,602
Intangible assets, net	1,408	1,372
Deferred income taxes, net	3,439	3,090
Other	178	178

Total other assets	8,627	8,242

TOTAL ASSETS	$42,668	$44,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$3,909	$—
Accounts payable	4,976	4,116
Accrued expenses	4,440	4,648
Current portion of long-term debt	2,727	2,292

Total current liabilities	16,052	11,056

LONG-TERM LIABILITIES
Long-term debt, net of current portion	19,773	23,144

Total long-term liabilities	19,773	23,144

TOTAL LIABILITIES	35,825	34,200

STOCKHOLDERS’ EQUITY
Preferred stock—$1.00 par value; 1,200 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock—$0.01 par value; 98,800 shares authorized, 34,169 shares issued and outstanding at March 31, 2008 and December 31, 2007	342	342
Additional paid-in capital	26,822	26,798
Accumulated deficit	(20,321)	(17,244)

TOTAL STOCKHOLDERS’ EQUITY	6,843	9,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,668	$44,096

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
NET REVENUE	$6,537	$14,320
COST OF REVENUE	5,397	11,768

GROSS PROFIT	1,140	2,552

OPERATING EXPENSES
Selling, general and administrative expenses	4,304	5,908
Research and development expenses	470	469

Total operating expenses	4,774	6,377

OPERATING LOSS	(3,634)	(3,825)
GAIN ON SALE OF ASSETS	160	—
INTEREST AND OTHER EXPENSE, NET	(703)	(516)

LOSS BEFORE INCOME TAX BENEFIT	(4,177)	(4,341)
INCOME TAX BENEFIT	(1,100)	(1,736)

NET LOSS	$(3,077)	$(2,605)

LOSS PER COMMON SHARE—BASIC	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	34,169	33,259

LOSS PER COMMON SHARE—DILUTED	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	34,169	33,259

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
OPERATING ACTIVITIES
Net loss	$(3,077)	$(2,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	770	1,111
Non cash interest expense	25	—
Gain on sale of assets	(160)	—
Provision for doubtful accounts	53	86
Write off of capitalized loan costs	57	—
Benefit for deferred income taxes	(1,134)	(1,975)
Stock-based compensation expense	24	115
Interest associated with non-compete obligations	—	(24)
Changes in operating assets and liabilities:
Accounts receivable, trade	2,460	46
Inventory	(464)	(129)
Prepaid expenses and other current assets	446	(91)
Income taxes receivable	34	237
Accounts payable – trade	860	3,540
Accrued expenses	(208)	211

Net cash provided by (used in) operating activities	(314)	522

INVESTING ACTIVITIES
Purchases of marketable securities	—	(800)
Sales of marketable securities	—	2,700
Payments for patents	(19)	(16)
Purchases of property, plant and equipment	(510)	(744)
Proceeds from sale of property, plant and equipment	160	—
Cash payments on non-compete agreements	—	(66)

Net cash provided by (used in) investing activities	(369)	1,074

FINANCING ACTIVITIES
Net borrowings on line of credit	1,389	(2,741)
Payments on long-term debt	(416)	(625)
Payments on bank commitment fee and other	(137)	—
Proceeds from exercise of stock options	—	13

Net cash provided by (used in) financing activities	836	(3,353)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153	(1,757)
Cash at beginning of period	328	1,757

Cash at end of period	$481	$—

SUPPLEMENTAL CASH FLOW DATA
Cash payments for interest	$593	$502

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

On October 31, 2006, TVI, through its newly formed wholly-owned subsidiary, Signature Special Event Services, Inc. (“SSES”), acquired substantially all of the assets and specified liabilities of Signature Special Event Services, LLC (“SSES LLC”), a privately held provider of tent and related equipment for special events and disaster recovery. On November 8, 2005, TVI acquired Safety Tech International, Inc. (“STI”), a privately held supplier of Powered Air Purifying Respirators (“PAPRs”) for chemical, biological, radiological and nuclear (“CBRN”) protection. As a result of the acquisition, STI became a wholly owned subsidiary of TVI. In April 2004, TVI formed CAPA Manufacturing Corp. (“CAPA”) as a wholly owned subsidiary of TVI. At that time, TVI, through CAPA, acquired substantially all of the assets of CAPA Manufacturing, LLC, a privately held respiratory products research, design and manufacturing company. In April 2006, TVI combined the operations of CAPA with the operations of STI.

The Company’s headquarters is located in Glenn Dale, Maryland where it manufactures most of its products. The Company also has operations in Frederick, Maryland where it manufactures its PAPRs products. The headquarters of the Company’s SSES subsidiary is located in Frederick, Maryland, which also contains SSES’ administrative offices as well as a full service equipment, maintenance and manufacturing facility. SSES also has branch offices located in Eldersburg, Maryland where it stores and manufactures its HVAC and mobile kitchen units, and in Florida.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. This quarterly report and the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended (the “2007 Annual Report”). Footnotes which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2007 contained in the 2007 Annual Report have been omitted. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the full year ending December 31, 2008.

Certain reclassifications have been made to previously reported amounts to conform to 2008 amounts.

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

2. Financial Condition

The Company continues to incur net losses, including a net loss of $3.1 million for the three months ended March 31, 2008. As of March 31, 2008, the Company has an accumulated deficit of $20.3 million. The Company also expects to incur such operating losses in the second quarter of 2008; however, the Company anticipates that it will report an operating profit for the third quarter of 2008. The Company’s ability to achieve operating profitability is dependent upon its ability to successfully implement its turnaround plan. There is no assurance that the Company will be able to successfully implement its plan or that profitability will be achieved.

The Company anticipates it will need to fully-utilize its existing financing. Management believes that available cash and financing resources on hand as of April 30, 2008 and operating cash flow will be adequate to fund operations through the end of 2008.

If adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain additional financing from third-parties. Any additional financing will require the consent of the Company’s senior bank lender and may not be available on terms acceptable to the Company or at all. Furthermore, the Company’s inability to fund its operations may result in a default under its bank covenants and lead to the acceleration of payment terms on its long-term bank debt, which would have a material adverse effect on its business, financial condition and operations.

3. Basic and Diluted Earnings Per Share.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options. As of March 31, 2008, shares attributable to approximately 2.2 million outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The calculation of the Company’s average number of common shares outstanding – diluted for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Average number of common shares outstanding – basic	34,169	33,259
Dilutive effect of stock options	—	—

Average number of common shares outstanding – diluted	34,169	33,259

4. Stock-Based Compensation.

The Company adopted the 1998 Incentive Stock Option Plan (“1998 Plan”), which provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of Common Stock. The 1998 Plan permits the grant of options and shares for up to 10 million shares of the Company’s Common Stock.

At March 31, 2008, options to purchase up to approximately 2.1 million shares of the Company’s Common Stock remain available to be granted under the 1998 Plan. The Company believes that such awards better align the interests of employees and others with that of its stockholders.

On April 1, 2008, the Board adopted the 2008 Equity Incentive Plan (“2008 Plan”). The Board has recommended to the Company’s stockholders that the stockholders approve the 2008 Plan at the Company’s 2008 Annual Meeting of stockholders. If approved, the 2008 Plan will replace the 1998 Plan, as the 1998 Plan expires by its terms on May 7, 2008. The 2008 Plan is a broad-based incentive plan that provides for the grant of incentive stock options, stock options that do not constitute incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock and performance awards to employees, Directors and consultants. The 2008 Plan reserves 3,250,000 shares of common stock, subject to adjustment upon a reclassification, recapitalization, stock split, reverse stock split, stock dividend, combination of shares or other change in the Company’s capital structure.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees generally have a ten-year contractual term while options granted to directors and others generally have a five-year term. Option awards vest upon terms determined by the Board of Directors. The Company issues new shares to satisfy its obligations related to the exercise of options.

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

	Three Months Ended March 31,
	2008	2007
Expected volatility	65.0%	51.8% - 54.1%
Expected term	5.85 years	3.5 - 5 years
Risk-free rate	2.08%	4.87% - 5.21%
Expected dividend yield	0.00%	0.00%

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

Total compensation cost charged to income for share-based payment arrangements amounted to $24,000 and $115,000 for the three months ended March 31, 2008 and 2007, respectively. There was no income tax benefit recognized in income for share-based payment arrangements for both the three months ended March 31, 2008 and 2007. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the 1998 Plan for the three months ended March 31, 2008 was as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at January 1, 2008	1,991	$1.56
Granted	263	0.32
Exercised	—	—
Canceled or expired	(78)	1.11

Outstanding at March 31, 2008	2,176	1.43	7.72	$21.3

Vested or expected to vest at March 31, 2008	1,779	1.61	7.42	$15.8

Exercisable at March 31, 2008	647	$3.31	4.34	$—

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.19 and $1.20, respectively. There were no options exercised during the three months ended March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $101,000.

As of March 31, 2008, there was approximately $304,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was approximately $55,000 and $307,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2007 amounted to $13,000. There was no tax benefit realized for the tax deductions from those option exercises.

Other information regarding options outstanding and exercisable as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.27 – 0.84	1,405,366	$0.47	9.42	—	$—
1.21 – 1.99	146,668	1.60	0.97	133,335	1.56
2.01 – 2.98	174,681	2.32	5.41	79,339	2.28
3.16 – 3.99	284,500	3.70	5.42	269,500	3.70
4.00 – 4.72	160,000	4.56	5.63	160,000	4.56
$5.50	5,000	5.50	6.42	5,000	5.50

	2,176,215	$1.43	7.72	647,174	$3.31

5. Inventories, Net.

Inventories as of March 31, 2008 and December 31, 2007 consist of (in thousands):

	2008	2007
Finished goods	$287	$331
Work in progress	57	232
Raw materials	3,630	3,214
Other	1,673	1,426

Total	$5,647	$5,203

Other inventories consist of field service, demonstration and other sales support inventory. At March 31, 2008 and December 31, 2007, inventory reserves for excess and obsolete inventories were approximately $630,000 and $680,000, respectively.

6. Significant Customers.

For the three months ended March 31, 2008, net revenue from the Company’s largest customer was from the SSES Rental Services segment and totaled approximately $620,000, or 9.5% of net revenue. For the three months ended March 31, 2007, net revenue from the Company’s largest customer was from the SSES Rental Services segment and totaled approximately $1.8 million, or 13% of net revenue.

There were no other customers representing more than 10% of net revenue in either period.

7. Debt Obligations.

Debt obligations at March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Revolving credit facility	$3,909	$23,144
Term facility	22,500	2,292

Total debt	26,409	25,436
Less current portion	6,636	2,292

Long-term debt	$19,773	$23,144

On October 31, 2006, in connection with the acquisition of SSES LLC, TVI and certain of its subsidiaries entered into credit arrangements with Branch Banking & Trust Company (“BB&T”). On February 22, 2008, TVI and certain of its subsidiaries entered into an Amended and Restated Financing and Security Agreement with BB&T, which restructured the previous credit arrangements with BB&T (as amended and restated, the “Credit Agreement”). The Credit Agreement provides TVI with a revolving credit facility in the maximum principal amount of $7.0 million, subject to a working capital borrowing base (the “Revolving Facility”), and a $22.5 million six-year term loan facility (the “Term Facility,” together with the Revolving Facility, the “Credit Facility”). Borrowings under the Revolving Facility are governed by a borrowing base on eligible accounts receivable and inventory. Subject to the borrowing base, amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries (the “Collateral”).

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). Compliance with these financial covenants is waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008 and capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent. The Company notified BB&T that, for the testing period ended as of March 31, 2008, it was not in compliance with such financial requirement, which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of March 31, 2008. BB&T has granted to the Company a waiver with respect to the noncompliance by the Company of the minimum EBITDA requirement as of March 31, 2008. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

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

TVI paid a fee of $125,000, which was capitalized and will be amortized over the one-year term of the Revolving Facility, in connection with the execution of the February 22, 2008 amendment and restatement to the Credit Facility, and also paid certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the February 22, 2008 amendment and restatement to the Credit Agreement. TVI must also pay a monthly fee equal to an annual rate of 0.25% of the unused Revolving Facility. Beginning in March 2009, TVI will also be obligated to pay to BB&T a term loan fee of between 1% and 3% of consolidated annual EBITDA for each fiscal year ending on or after December 31, 2008 based on actual EBITDA for such fiscal year, and will be subject to a $500,000 early termination fee if the loans are repaid in full prior to the maturity date of the Term Facility.

As of March 31, 2008, the Company had $989,000 available to draw under the terms of the Credit Facility. At March 31, 2008, the Company had one letter of credit outstanding with BB&T to secure performance on a tent rental contract. It was issued on June 6, 2007 in the amount of $44,470 and expires on June 6, 2008.

8. Segment Reporting.

The Company’s reportable segments are comprised of the three distinct groups of similar products and services: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. The Company evaluates performance based on income from operations of the respective segments.

The following are reconciliations of reportable segment revenues, operating loss, assets, and other significant items (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenue:
Shelters and related products	$2,429	$3,639
Personal protection equipment	1,088	2,062
SSES rental services	3,020	8,619

	$6,537	$14,320

Operating loss:
Shelters and related products	$(653)	$(1,784)
Personal protection equipment	(736)	(149)
SSES rental services	(2,245)	(1,892)

	$(3,634)	$(3,825)

Depreciation and amortization:
Shelters and related products	$98	$200
Personal protection equipment	64	42
SSES rental services	608	869

	$770	$1,111

Capital expenditures, gross:
Shelters and related products	$4	$70
Personal protection equipment	420	432
SSES rental services	86	242

	$510	$744

	As of
	March 31, 2008	December 31, 2007
Total assets:
Shelters and related products	$8,921	$9,713
Personal protection equipment	13,639	12,921
SSES rental services	20,108	21,462

	$42,668	$44,096

9. Deferred Income Taxes

The components of the deferred tax assets and liabilities at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	2008	2007
Deferred income tax assets – current
Vacation accrual	$173	$173
Inventory reserve	249	263
Allowance for doubtful accounts	323	354
Net operating losses	684	—
Accrued warranty liability	30	47

	1,459	837

Deferred income tax assets – long-term
Depreciation and amortization	84	71
Net operating losses	6,300	5,144
Intangible amortization	1,981	1,939

	8,365	7,154
Less valuation allowance	3,150	2,572

	5,215	4,582

Deferred income tax liability – current
Prepaid expenses	476	550
Inventory reserve	24	78

	500	628

Deferred income tax liability – long-term
Depreciation and amortization	1,776	1,492

	$4,398	$3,299

As of March 31, 2008 the Company has recorded a valuation allowance to reduce its deferred income tax assets to amounts that management considers more likely than not to be realized. During the three months ended March 31, 2008, the deferred tax asset of $6.3 million related to the net operating losses in the SSES Rental Services segment was reduced to $3.2 million since the losses are not available for carryback and the Company has experienced losses in this segment since the date of acquisition.

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

Overview

We are an international manufacturer and supplier of military and civilian emergency first responder and first receiver products, personal protection products and quick-erect shelter systems, and a provider of event shelter and equipment rentals. In November 2005, we acquired Safety Tech International, Inc. (“STI”), a privately-held supplier of powered air purifying respirators (“PAPRs”). As a result of the acquisition, STI became a wholly owned subsidiary of TVI Corporation (“TVI”). In October 2006, we acquired substantially all of the assets of privately-held Signature Special Event Services, LLC (“SSES LLC”), a leading provider of full-service rental services for traditional special events and for disaster relief with broad temporary infrastructure offerings through our wholly owned subsidiary, Signature Special Event Services, Inc. (“SSES”).

We conduct our business through three primary business divisions: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Through our Shelters and Related Products division, we manufacture and supply shelter systems, thermal marking devices, filtration systems and infection control products primarily for the military, homeland security agencies, hospitals, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame. Through our Personal Protection Equipment division we manufacture and supply PAPRs and disposable filter canisters for the military, first responder, healthcare and industrial markets. Through our SSES Rental Services division we are a provider of turn-key shelter and equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs. With facilities in Maryland and Florida, our extensive in-house inventory enables us to address events of any size and complexity, including extremely large-scale deployments. In addition to a substantial inventory of tents, our inventory of rental equipment includes flooring, lighting, mobile kitchens, catering equipment, generators, power distribution and HVAC equipment. For additional information relating to our reportable segments, including comparable segment data for prior periods, refer to Note 19 in the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2008, as amended.

In April 2007, we underwent a significant change in senior management. Since April 2007, we have restructured the management personnel and approach of our business and our three operating divisions, significantly reduced fixed and variable costs, primarily lease and personnel costs, sold underproducing assets and transitioned away from higher effort and lower margin opportunities to higher profitability and higher margin opportunities. In February 2008 we restructured our debt with our lender, Branch Banking and Trust Company (“BB&T”). We believe that the restructuring of our debt gives us the ability to more efficiently use our collateral and manage cash while we execute our turnaround efforts. While we have established certain milestones ranging from sales targets and market penetration to purely financial measures, the most significant milestone remains operating profitability. We anticipate that we will report operating profit for the third quarter of 2008.

Results of Operations for the Three Months Ended March 31, 2008 Compared With the Three Months Ended March 31, 2007

Net Revenue:

Net revenue decreased $7.8 million, or 54%, to $6.5 million for the first quarter of 2008, from $14.3 million for the first quarter of 2007. Net revenue in each of our operating segments during the three months ended March 31, 2008 and 2007 was as follows:

Segment	2008	2007
	(in millions)
Shelters and Related Products	$2.4	$3.6
Personal Protection Equipment	1.1	2.1
SSES Rental Services	3.0	8.6

	$6.5	$14.3

The decrease in consolidated net revenue is attributable, in part, to a decrease of $5.6 million of revenue from our SSES Rental Services segment, due to the sale of SSES’s California branch assets in November 2007 and the wind-down of that business and lower demand and tougher competition than the corresponding prior period. We also experienced decreases in our Shelters and Related Products and Personal Protection Equipment segments of $1.2 million and $1.0 million, respectively. With respect to our Shelters and Related Products division, the lower revenue reflects a transition in market focus from primarily commercial markets to an increased focus on military markets. With respect to our Personal Protection Equipment division, the lower revenue primarily reflects lower sales to OEM customers as we rebuild those relationships.

Gross Profit:

Gross profit decreased $1.4 million, or 58%, to $1.1 million for the first quarter of 2008, compared with $2.5 million for the first quarter of 2007. Gross margin as a percentage of net revenue was 17.4% for the first quarter of 2008 compared with 17.8% for the first quarter of 2007. The decrease in the gross margin percentage is primarily due to the increase in pricing pressures as a result of tougher competition in our SSES Rental Services division and lower revenue and fixed manufacturing overhead costs at our Shelters and Related Products and Personal Protection Equipment divisions.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $4.3 million for the first quarter of 2008, a decrease of $1.6 million, or 27%, compared with $5.9 million for the first quarter of 2007. The decrease is primarily attributable to cost cutting efforts, the most significant of which included the closing of three branches of our SSES Rental Services division, and reductions of sales and marketing expenses of approximately $300,000, legal and professional fees of approximately $450,000, and non-compete charges of approximately $250,000, offset by an increase in expenses related to readying the filter plant for production of approximately $150,000.

Research and Development:

Research and development (“R&D”) expense was $470,000 for the first quarter of 2008, which was essentially unchanged from $469,000 for the first quarter of 2007. R&D expense is comprised primarily of costs for testing our C2A1 filter canisters and development efforts related to both our Shelters and Related Products and Personal Protection Equipment divisions.

Operating Loss:

We had an operating loss of $3.6 million for the first quarter of 2008 compared to $3.8 million for the first quarter of 2007, reflecting the decline in revenue and gross profit, offset by the decline in SG&A expenses discussed above. Operating loss was 56% of net revenue for the first quarter of 2008, compared to 27% for the first quarter of 2007.

Income Tax Benefit:

The effective tax rate (“EFT”) for the three months ended March 31, 2008 was 26%, compared with 40% for the three months ended March 31, 2007. The decrease in the EFT is primarily attributable to the 50% valuation allowance related to the net operating losses generated by our SSES Rental Services division.

Net Loss:

We had a net loss of $3.1 million for the first quarter of 2008, compared with $2.6 million for the first quarter of 2007, reflecting the decline in revenue and gross profit. Loss per share was $0.09 for the first quarter of 2008, compared with loss per share of $0.08 for the first quarter of 2007.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms. TVI and certain of its subsidiaries are party to an amended and restated financing security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement provides for a $7.0 million revolving working capital credit facility (the “Revolving Facility”) and a $22.5 million term credit facility (the “Term Facility”) (the Revolving Facility and the Term Facility, collectively, the “Credit Facility”). Borrowings under the Revolving Facility are additionally capped by a loan base amount (the “Borrowing Base”), which is a function of defined levels of eligible accounts receivable and inventory. We are monitoring our cash position on a daily basis and are limiting our capital expenditures at this time and have delayed payments to certain vendors to conserve cash resources. We have limited borrowing capacity under the Credit Facility and anticipate that we will need to fully-utilize our Revolving Facility and may need to obtain funding from third-parties in order to fund our planned initiatives. For additional information regarding the Credit Facility and the Company’s borrowing ability under the facility see the discussion of the Amended and Restated Financing and Security Agreement with BB&T below.

As of March 31, 2008 we had a working capital deficit of $1.2 million, a decrease of $6.6 million, or 122%, from a working capital surplus of $5.4 million as of December 31, 2007. Cash and cash equivalents as of March 31, 2008 totaled $481,000, an increase of 47% from December 31, 2007. Working capital changes are primarily attributable to the decrease in accounts receivable of $2.5 million, the restructuring of the terms of the Credit Facility (as discussed below), and the increase in accounts payable and accrued expenses of $652,000. As of March 31, 2008 we had approximately $989,000 available under the terms of the Revolving Facility. However, since availability under the Revolving Facility is based on our Borrowing Base, the amount that we may draw under the line fluctuates on a day-to-day basis and we must manage our resources accordingly.

Accounts receivable as of March 31, 2008 were $3.6 million, a decrease of $2.5 million, or 42%, from $6.2 million as of December 31, 2007. Days-sales outstanding, or DSO, as of March 31, 2008 was 68 days, holding flat compared to December 31, 2007. The decrease in accounts receivable is primarily attributable to a decline in revenue and increase in collections of past due receivables that were outstanding as of December 31, 2007. Generally, we provide Net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable at March 31, 2008 (in thousands):

	Accounts Receivable Days Past Due
	61 - 90 Days	91 - 120 Days	121 Days and Over
Outstanding at March 31, 2008	$239	$180	$1,119
Collected through April 30, 2008	113	59	218
Allowance for doubtful accounts at March 31, 2008	$29	$30	$759

Inventory as of March 31, 2008 was $5.6 million, an increase of 8.5% from December 31, 2007. Annualized inventory turnover was 3.1 times at March 31, 2008 compared to 3.0 times for the year ended December 31, 2007.

The increase in inventory consisted of approximately $64,000 in our Shelters and Related Products division, $133,000 in our Personal Protection Equipment division, $192,000 in our SSES Rental Services division, and $55,000 in our marketing demonstration inventory. The increases in inventory at our Shelters and Related Products and Personal Protection Equipment divisions were the result of raw material purchases associated with unfulfilled orders. The increase in inventory at our SSES Rental Services division was mainly the result of plywood purchases to be used in upcoming jobs. The increase in our marketing demonstration inventory relates to the purchase of an air frame shelter, offset by amortization, as discussed below. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Our reserve has decreased by $50,000 since December 31, 2007.

Current liabilities as of March 31, 2008 were $16.1 million, an increase of 45.2% from December 31, 2007. This increase was primarily attributable to delaying payments to our vendors and the restructuring of the terms of the Credit Facility (as discussed below). Delaying payments to our vendors may result in adverse effects in the future such as refusal by such vendors to continue providing goods and services to TVI and demands by such vendors for higher prices or other unfavorable terms.

Cash flow used in operating activities was $314,000 for the first quarter of 2008, compared to cash flow provided by operating activities of $522,000 for the first quarter of 2007. Cash used in investing activities totaled $369,000 for the first quarter of 2008 primarily from purchases of property, plant and equipment of $510,000, offset by $160,000 from proceeds of the sales of property, plant and equipment, compared to cash provided by investing activities of $1.1 million for the first quarter of 2007, primarily from a $1.9 million reduction in marketable securities offset by $744,000 in purchases of property, plant and equipment. Cash provided by financing activities totaled $836,000 for the first quarter of 2008 primarily due to borrowings under the Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). Compliance with these financial covenants is waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008 and capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent. The Company notified BB&T that, for the testing period ended as of March 31, 2008, it was not in compliance with such financial requirement, which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of March 31, 2008. BB&T granted to the Company a waiver with respect to the noncompliance by the Company of the financial requirement as of March 31, 2008. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

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

TVI paid a fee of $125,000 in connection with the execution of the February 22, 2008 amendment and restatement to the Credit Facility, and also paid certain administrative and professional expenses incurred by BB&T in connection with the drafting and negotiation of the facility. TVI must also pay a monthly fee equal to an annual rate of 0.25% of the unused Revolving Facility. Beginning in March 2009, TVI will also be obligated to pay to BB&T a term loan fee of between 1% and 3% of consolidated annual

EBITDA for each fiscal year ending on or after December 31, 2008 based on actual EBITDA for such fiscal year, and will be subject to a $500,000 early termination fee if the loans are repaid in full prior to the maturity date of the Term Facility.

We believe that we have adequate production equipment to support our current level of operations. We continue to make limited capital purchases primarily in support of the filter canister production line and other product expansion initiatives and the replacement and refurbishment of our tent and equipment rental assets. We will invest in additional equipment to meet efficiency and delivery requirements should our production levels increase significantly. We currently intend to purchase any such equipment from operating funds or funds drawn under the Credit Facility, if available, to make such purchases.

Employment Agreements

In connection with the acquisition of SSES LLC, the Company entered into employment agreements with three SSES employees. The employment agreements had an initial term of four years and entitled the officers to receive payments earned under the Incentive Bonus Program described in the agreements. In addition, the officers were entitled to non-compete payments of $62,500 per quarter over the four-year term of the agreement, payable in any combination of cash and shares of the Company’s common stock provided that at least 35% of each such payment was in cash. One of the agreements was terminated on September 7, 2007. In addition, as of December 31, 2007, management determined the performance criteria under the remaining two agreements had not been met and decided to exercise its rights to terminate the two remaining employment agreements, which termination occurred on January 17, 2008.

Critical Accounting Policies and Estimates

Note 3 of the Notes to Consolidated Financial Statements on Form 10-K, as amended, for the year ended December 31, 2007 describes the significant accounting policies used in the preparation of the Company’s financial statements.

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

We are exposed to market risk on our variable rate debt under our Credit Facility with BB&T. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments to mitigate this risk. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $264,000 based on the principal balance under our Credit Facility as of March 31, 2008. Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2007, the Securities and Exchange Commission (“SEC”) issued a notice that it was commencing an informal non-public inquiry relating to the matters investigated by the Audit Committee, as well as other transactions and matters. The SEC requested that the Company voluntarily produce documents relating to its investigation. On July 11, 2007, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation and on October 23, 2007 and on March 7, 2008, the SEC issued subpoenas to the Company to produce documents that are substantially similar to the voluntary production request. The SEC’s formal order of investigation states generally that the purpose of the SEC’s investigation is to determine whether the federal securities laws have been violated and permits the SEC to subpoena documents and compel witnesses to testify as to matters relating to its investigation. The Company believes that current and former Company employees have also received subpoenas from the SEC to produce documents and provide testimony. The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to continue to fully cooperate with the SEC regarding this matter.

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

As of April 30, 2008, we had $27.1 million of indebtedness outstanding under our amended and restated credit facility with BB&T. The facility is secured by a lien on substantially all of our assets. The credit facility was amended and restated in February 2008 as a result of, among other things, our non-compliance with certain financial covenants during 2007. As amended and restated, the credit facility requires us to maintain a ratio of EBITDAR to Debt Service and a consolidated ratio of Funded Debt to EBITDA that are similar to the ratios under the prior credit facility. However, compliance with these financial covenants has been waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. We are also required to maintain consolidated net operating income of not less than zero ($0.00) and a minimum level of Tangible Net Worth (as defined in the credit agreement). These requirements also commence in the third quarter of 2008. In addition, we are required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008. We did not satisfy the requirement to meet the minimum EBITDA for the first quarter of 2008; however, BB&T granted a waiver to us with respect to this covenant. Although BB&T has granted a waiver of our compliance with covenants and any corresponding events of default in prior periods, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of the credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt and exercise remedies available to it under the facility.

The agreement governing our senior secured credit facility contains various covenants that significantly limit our management’s discretion in the operation of our business and limits our ability to make capital and other expenditures.

Our credit facility with BB&T contains various terms and covenants that restrict our ability to, among other things:

•	obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	borrow under the revolving facility in excess of prescribed borrowing base limitations;

•	pay dividends and make other distributions;

•	merge, consolidate or transfer all or substantially all of our assets; or

•	create liens.

Our senior secured credit facility with BB&T also requires that we comply with a ratio of EBITDAR to debt service and a ratio of funded debt to EBITDA, both of which are calculated on a consolidated rolling four quarter basis. Under our prior credit agreement with BB&T, we were not in compliance with these financial covenants. Our credit facility with BB&T also requires us to comply with other financial covenants as more fully described in the immediately preceding risk factor disclosure. Although BB&T granted to us a waiver of our non-compliance with certain covenants and any corresponding event of default in the past, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of our senior secured credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt and exercise remedies available to it under the facility.

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

We incurred significant losses in 2007 and in the quarter ended March 31, 2008, and our failure to generate sufficient cash to meet our liquidity needs may materially and adversely affect our ability to service our indebtedness and operate our business.

For the year ended December 31, 2007, we incurred a net loss of $29.6 million. Our net loss for the quarter ended March 31, 2008 was $3.1 million. We also had negative cash flows from our operations during these periods because the gross profit generated from our operations was not sufficient to cover our operating cash requirements. We also expect to experience an operating loss during quarter ended June 30, 2008.

Our ability to make payments on our credit facility with BB&T, and to fund any capital expenditures we may make in the future, if any, will depend on our ability to generate cash in the future. This is in large part dependent upon our ability to successfully implement our turnaround plan and, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Should we fail to achieve forecasted results, we will need to identify additional sources of financing in order to sustain our operations. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under current or future credit facilities on reasonable terms or at all. If adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds with the consent of its senior lender through arrangements with third-parties that may require the Company to relinquish rights to certain of its technologies, products or potential markets or that could impose onerous financial or other terms.

The Company’s turnaround and restructuring efforts may not achieve the intended benefits.

The Company has instituted turnaround initiatives to increase productivity and lower costs, enhance accountability and achieve profitability; however, our efforts in these regards are not proven and may not be effective or successful. If our turnaround efforts fail to perform as we anticipate, the Company may implement additional turnaround and restructuring efforts. The Company’s turnaround efforts to date and any future efforts have placed, and may continue to place, a significant strain on the Company’s managerial, operational, financial, and other resources. Additionally, our turnaround and restructuring measures may negatively affect the Company’s employee turnover, recruiting, and retention of employees.

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

Our success under our turnaround plan will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. Over the last year we have had substantial turnover in our executive management team, including the separations of our former president and CEO and executive vice president in April 2007 and our former chief financial officer in September 2007. Some executives have joined us in key management roles only recently. In April 2007, Lt. General Hughes was appointed to serve as our president and chief executive officer, and Don Yount was appointed as our chief operating officer on an interim basis in April 2007 and in December 2007 agreed to serve in a permanent role. In addition, Sherri Voelkel was appointed as our chief financial officer on an interim basis in May 2007 and on a permanent basis in September 2007. We might not be able to execute on our turnaround if we were to lose the services of any of our key personnel. If any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

In May 2007, the Securities and Exchange Commission (“SEC”) commenced an informal non-public inquiry relating to the matters investigated by the Audit Committee, as well as other matters, and requested that the Company voluntarily produce documents relating to its investigation. On July 11, 2007, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation and on October 23, 2007 and March 7, 2008, the SEC issued subpoenas to the Company to produce documents substantially similar to the voluntary production request. The SEC’s formal order of investigation states generally that the purpose of the SEC’s investigation is to determine whether the federal securities laws have been violated and permits the SEC to subpoena documents and compel witnesses to testify as to matters relating to its investigation. The Company believes that current and former Company executives have also received subpoenas from the SEC to produce documents and provide testimony.

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

The integration of acquired businesses may result in unforeseen events or operating difficulties absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing organic development of our businesses. These integration difficulties could include:

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

On June 6, 2007, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company was not in compliance with the Minimum Bid Price Rule because the closing bid price per share for the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the NASDAQ Marketplace Rules, the Company was provided with 180 calendar days, or until December 3, 2007, to regain compliance with the Minimum Bid Price Rule. The Company did not meet the minimum price requirement by December 3, 2007, but qualified for an additional 180 calendar day compliance period, which ends on June 2, 2008. The Company intends to seek to regain compliance with the Minimum Bid Price Rule prior to June 2, 2008. The Company’s management and board of directors are considering alternatives to address compliance with the continued listing standards of the NASDAQ Stock Market that may include a reverse stock split.

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

The market for our Shelters and Related Products, Personal Protection Equipment and SSES Rental Services products and services may not grow, may grow at a slower rate than we expect or may diminish. We believe that we must enhance the functionality of our products and the quality of our services in order to compete successfully and gain market acceptance of our products and services in the commercial and military markets. . If we are unable to offer our products and services at prices or on terms acceptable to the market, identify and develop new enhancements to existing products and services on a timely and cost-effective basis, or if new enhancements do not achieve market acceptance, we may experience customer dissatisfaction, reduction or cancellation of orders and loss of revenue.

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

We purchase a number of critical custom components from single source vendors for which alternative sources may not be available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a single source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet our required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Consolidations involving suppliers could reduce further the number of component alternatives and affect the cost of such supplies. Moreover, we have delayed payments to certain vendors due to our financial condition, which could have an adverse impact on our ability to procure components or subject us to unfavorable terms. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant government regulation.

The U.S. legal and regulatory environment governing our products is subject to constant change. Further changes in the regulatory environment relating to the marketing of our shelter, decontamination systems, PAPRs and our other products that increase the administrative and operational costs associated with the marketing of our products or that increase the likelihood or scope of competition could harm our business, financial condition and results of operations.

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

We expect that our products may be increasingly subject to third-party infringement claims as the number of competitors in the markets that we serve grows and the functionality of products in different industry divisions grows and overlaps. Although we are not aware that our products employ technology that infringes any proprietary rights of third parties, there has been significant litigation in recent years involving patents and other intellectual property rights, and third parties may assert infringement claims against us. Regardless of whether these claims have any merit, they could be time-consuming to defend; result in costly litigation; divert our management’s attention and resources; cause product shipment delays; or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Covenant Waiver Agreement, dated as of May 6, 2008, among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated May 7, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: May 7, 2008	/s/ Harley A. Hughes
Harley A. Hughes
President and Chief Executive Officer

Date: May 7, 2008	/s/ Sherri S. Voelkel
Sherri S. Voelkel
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Covenant Waiver Agreement, dated as of May 6, 2008, among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K dated May 7, 2008).