Form 10-Q
period 2008-06-30
TVI CORP
filed 2008-08-13
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,366,371 shares of Common Stock issued and outstanding as of August 6, 2008.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 and DECEMBER 31, 2007

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$615	$328
Accounts receivable—trade, less allowance for doubtful accounts	5,511	6,158
Inventories, net	6,423	5,203
Income taxes receivable	712	2,858
Deferred income taxes, net	1,702	209
Prepaid expenses and other current assets	849	1,700

Total current assets	15,812	16,456

PROPERTY, PLANT AND EQUIPMENT, NET	18,526	19,398

OTHER ASSETS
Goodwill	3,602	3,602
Intangible assets, net	1,368	1,372
Deferred income taxes, net	3,822	3,090
Other	178	178

Total other assets	8,970	8,242

TOTAL ASSETS	$43,308	$44,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$6,810	$—
Accounts payable	7,522	4,116
Accrued expenses	4,614	4,648
Current portion of long-term debt	3,750	2,292

Total current liabilities	22,696	11,056
Long-term debt, net of current portion	16,650	23,144

TOTAL LIABILITIES	39,346	34,200

STOCKHOLDERS’ EQUITY
Preferred stock—$1.00 par value; 1,200 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock—$0.01 par value; 98,800 shares authorized, 34,169 shares issued and outstanding at June 30, 2008 and December 31, 2007	342	342
Additional paid-in capital	26,849	26,798
Accumulated deficit	(23,229)	(17,244)

TOTAL STOCKHOLDERS’ EQUITY	3,962	9,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,308	$44,096

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
NET REVENUE	$9,542	$12,481
COST OF REVENUE	7,917	11,341

GROSS PROFIT	1,625	1,140

OPERATING EXPENSES
Selling, general and administrative expenses	4,578	5,802
Research and development expenses	566	482

Total operating expenses	5,144	6,284

OPERATING LOSS	(3,519)	(5,144)
GOODWILL IMPAIRMENT CHARGE	—	12,000
LOSS ON SALE OF ASSETS	14	—
INTEREST AND OTHER EXPENSE, NET	499	598

LOSS BEFORE INCOME TAX BENEFIT	(4,032)	(17,742)
INCOME TAX BENEFIT	(1,124)	(2,924)

NET LOSS	$(2,908)	$(14,818)

LOSS PER COMMON SHARE—BASIC	$(0.09)	$(0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	34,169	33,465

LOSS PER COMMON SHARE—DILUTED	$(0.09)	$(0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	34,169	33,465

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
NET REVENUE	$16,079	$26,801
COST OF REVENUE	13,314	23,109

GROSS PROFIT	2,765	3,692

OPERATING EXPENSES
Selling, general and administrative expenses	8,882	11,710
Research and development expenses	1,036	951

Total operating expenses	9,918	12,661

OPERATING LOSS	(7,153)	(8,969)
GOODWILL IMPAIRMENT CHARGE	—	12,000
GAIN ON SALE OF ASSETS	(146)	—
INTEREST AND OTHER EXPENSE, NET	1,202	1,114

LOSS BEFORE INCOME TAX BENEFIT	(8,209)	(22,083)
INCOME TAX BENEFIT	(2,224)	(4,660)

NET LOSS	$(5,985)	$(17,423)

LOSS PER COMMON SHARE—BASIC	$(0.18)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	34,169	33,362

LOSS PER COMMON SHARE—DILUTED	$(0.18)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	34,169	33,362

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
OPERATING ACTIVITIES
Net loss	$(5,985)	$(17,423)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,733	2,451
Goodwill impairment charge	—	12,000
Non cash interest expense	60	—
Gain on sale of assets	(146)	—
Provision for doubtful accounts	57	—
Write off of capitalized loan costs	78	297
Benefit for deferred income taxes	(2,256)	(3,950)
Stock-based compensation expense	50	272
Interest associated with non-compete obligations	—	170
Earnings on marketable securities reinvested	—	(26)
Changes in operating assets and liabilities:
Accounts receivable, trade	392	1,082
Inventory	(1,253)	(594)
Prepaid expenses and other current assets	852	995
Income taxes receivable	2,180	(112)
Accounts payable	3,406	3,814
Accrued expenses	140	786

Net cash used in operating activities	(692)	(238)

INVESTING ACTIVITIES
Purchases of marketable securities	—	(800)
Sales of marketable securities	—	3,260
Payments for patents	(52)	(16)
Purchases of property, plant and equipment	(861)	(1,888)
Proceeds from sale of property, plant and equipment	255	—
Cash payments on non-compete agreements	—	(132)

Net cash provided by (used in) investing activities	(658)	424

FINANCING ACTIVITIES
Net borrowings on line of credit	4,290	(584)
Payments on long-term debt	(2,516)	(1,250)
Payments on bank commitment fee and other	(137)	—
Proceeds from exercise of stock options	—	27

Net cash provided by (used in) financing activities	1,637	(1,807)

NET INCREASE (DECREASE) IN CASH	287	(1,621)
Cash at beginning of period	328	1,757

Cash at end of period	$615	$136

SUPPLEMENTAL CASH FLOW DATA
Cash payments for interest	$1,075	$939

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

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

The Company’s headquarters is located in Glenn Dale, Maryland where it manufactures its shelters and filter canisters. The Company also has operations in Frederick, Maryland where it manufactures its PAPRs products. The headquarters of the Company’s SSES subsidiary is located in Frederick, Maryland, which also contains SSES’ administrative offices as well as a full service equipment, maintenance and manufacturing facility. SSES also has branch offices located in Eldersburg, Maryland where it stores and manufactures its HVAC and mobile kitchen units, and in Florida.

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

2. Financial Condition

The Company continues to incur net losses, including a net loss of $2.9 million for the three months ended June 30, 2008 and a net loss of $6.0 million for the six months ended June 30, 2008. As of June 30, 2008, the Company has an accumulated deficit of $23.2 million. The Company is striving to report an operating profit for the third quarter of 2008. The Company’s ability to achieve operating profitability is dependent upon the timing of implementing certain aspects of its turnaround plan. There is no assurance that the Company will be able to successfully implement its plan or that profitability will be achieved.

The Company anticipates it will need to fully-utilize its existing financing. Management believes that available cash and financing resources on hand as of July 31, 2008 and operating cash flow will be adequate to fund operations as least through the end of 2008.

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

3. Basic and Diluted Earnings Per Share.

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options. As of June 30, 2008, shares attributable to approximately 1.8 million outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The calculation of the Company’s average number of common shares outstanding – diluted for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average number of common shares outstanding – basic	34,169	33,465	34,169	33,362
Dilutive effect of stock options	—	—	—	—

Average number of common shares outstanding – diluted	34,169	33,465	34,169	33,362

4. Stock-Based Compensation.

The Company adopted the 1998 Incentive Stock Option Plan (“1998 Plan”), which provides for non-qualified and incentive stock options to be issued enabling the holder thereof to purchase Common Stock of the Company at predetermined exercise prices. Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Company’s Board of Directors. The Plan also provides for the outright award of shares of Common Stock. The 1998 Plan permitted the grant of options and shares for up to 10 million shares of the Company’s Common Stock. The 1998 Plan expired by its terms on May 7, 2008.

On April 1, 2008, the Board adopted the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan was approved by the Company’s stockholders at the Company’s 2008 Annual Meeting of Stockholders held on June 20, 2008. The 2008 Plan replaces the 1998 Plan and is a broad-based incentive plan that provides for the grant of incentive stock options, stock options that do not constitute incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock and performance awards to employees, Directors and consultants. The 2008 Plan reserves 3,250,000 shares of common stock, subject to adjustment upon a reclassification, recapitalization, stock split, reverse stock split, stock dividend, combination of shares or other change in the Company’s capital structure. As of June 30, 2008, there have been no awards under the 2008 Plan so the full 3,250,000 shares of the Company’s Common Stock remain available to be granted.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008(1)	2007	2008	2007
Expected volatility	—	48.1% - 57.8%	65.0%	45.9% - 57.8%
Expected term	—	5 years	5.85 years	5 – 6.25 years
Risk-free rate	—	4.54% - 4.8%	2.08%	4.54% - 4.8%
Expected dividend yield	—	0.00%	0.00%	0.00%

(1) There were no options granted during the three months ended June 30, 2008.

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

Total compensation cost charged to income for share-based payment arrangements amounted to $26,000 and $157,000 for the three months ended June 30, 2008 and 2007, respectively, and $50,000 and $272,000 for the six months ended June 30, 2008 and 2007, respectively. There was no income tax benefit recognized in income for share-based payment arrangements for the six month period ended June 30, 2008 and the total income tax benefit recognized in income for share based payment arrangements amounted to $50,000 for the six month period ended June 30, 2007. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the 1998 and 2008 Plans for the six months ended June 30, 2008 was as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at January 1, 2008	1,991	$1.56
Granted	263	0.32
Exercised	—	—
Canceled or expired	(411)	1.37

Outstanding at June 30, 2008	1,843	1.43	7.49	$84.3

Vested or expected to vest at June 30, 2008	1,538	1.60	7.31	$62.4

Exercisable at June 30, 2008	668	2.96	4.72	$—

The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.19 and $0.35, respectively. There were no options exercised during the six months ended June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $119,000.

As of June 30, 2008, there was approximately $278,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 1998 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was approximately $113,000 and $320,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2007 amounted to $27,000. There was no tax benefit realized for the tax deductions from those option exercises.

Other information regarding options outstanding and exercisable as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.27 – 0.84	1,220,245	$0.43	8.74	146,558	$0.76
1.21 – 1.99	50,000	1.86	3.68	36,667	1.82
2.01 – 2.98	158,347	2.34	5.27	77,672	2.28
3.16 – 3.99	284,500	3.70	4.44	277,000	3.70
4.00 – 4.72	125,000	4.54	6.63	125,000	4.54
5.50	5,000	5.50	6.18	5,000	5.50

	1,843,092	1.43	7.49	667,897	2.96

5. Inventories, Net.

Inventories as of June 30, 2008 and December 31, 2007 consist of (in thousands):

	2008	2007
Finished goods	$596	$331
Work in progress	111	232
Raw materials	4,146	3,214
Other	1,570	1,426

Total	$6,423	$5,203

Other inventories consist of field service, demonstration and other sales support inventory. At June 30, 2008 and December 31, 2007, inventory reserves for excess and obsolete inventories were approximately $580,000 and $680,000, respectively.

6. Significant Customers.

For the three months ended June 30, 2008, net revenue from the Company’s largest customer was from both our Shelters and Related Products and Personal Protection Equipment segments and totaled approximately $1.7 million, or 18% of net revenue. For the three months ended June 30, 2008, net revenue from the Company’s second largest customer was from the Personal Protection Equipment segment and totaled approximately $1.2 million, or 13% of net revenue. For the three months ended June 30, 2007, net revenue from the Company’s largest customer was from the SSES Rental Services segment and totaled approximately $3.0 million, or 21% of net revenue.

For the six months ended June 30, 2008, net revenue from the Company’s largest customer was from both our Shelters and Related Products and Personal Protection Equipment segments and totaled approximately $2.2 million, or 14% of net revenue. For the six months ended June 30, 2007, net revenue from the Company’s largest customer was from the SSES Rental Services segment and totaled approximately $3.0 million, or 11% of net revenue.

There were no other customers representing more than 10% of net revenue in either period.

7. Debt Obligations.

Debt obligations at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Revolving credit facility	$6,810	$23,144
Term facility	20,400	2,292

Total debt	27,210	25,436
Less current portion	10,560	2,292

Long-term debt	$16,650	$23,144

On October 31, 2006, in connection with the acquisition of SSES LLC, TVI and certain of its subsidiaries entered into credit arrangements with Branch Banking & Trust Company (“BB&T”). On February 22, 2008, TVI and certain of its subsidiaries entered into an Amended and Restated Financing and Security Agreement with BB&T, which restructured the previous credit arrangements with BB&T (as subsequently amended, the “Credit Agreement”). As amended on July 3, 2008, the Credit Agreement currently provides TVI with a revolving credit facility in the maximum principal amount of $11.0 million, subject to a working capital borrowing base (the “Revolving Facility”), and a $22.5 million six-year term loan facility (the “Term Facility,” together with the Revolving Facility, the “Credit Facility”). Borrowings under the Revolving Facility are governed by a borrowing base on eligible accounts receivable and inventory. Subject to the borrowing base, amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries (the “Collateral”).

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). Compliance with these financial covenants is waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008 and capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent. The Company notified BB&T that, for the testing periods ended as of March 31, 2008 and June 30, 2008, it was not in compliance with the minimum EBITDA requirement, which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of June 30, 2008. BB&T has granted to the Company a waiver with respect to the noncompliance by the Company of the minimum EBITDA requirement as of March 31, 2008 and June 30, 2008. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

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

As of July 31, 2008, the Company had $1.5 million available to draw under the terms of the Credit Facility.

At June 30, 2008, the Company had one letter of credit outstanding with BB&T to secure performance on a tent rental contract. It was issued on June 6, 2008 in the amount of $48,527 and expires on June 6, 2009.

8. Segment Reporting.

The Company’s reportable segments are comprised of the three distinct groups of similar products and services: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. The Company evaluates performance based on income from operations of the respective segments.

The following are reconciliations of reportable segment revenues, operating loss, assets, and other significant items (in thousands):

	Six Months Ended June 30,
	2008	2007
Net revenue:
Shelters and related products	$4,955	$5,945
Personal protection equipment	4,799	3,318
SSES rental services	6,325	17,538

	$16,079	$26,801

Operating loss:
Shelters and related products	$(1,977)	$(4,723)
Personal protection equipment	(922)	(2)
SSES rental services	(4,254)	(4,244)

	$(7,153)	$(8,969)

Depreciation and amortization:
Shelters and related products	$192	$332
Personal protection equipment	313	96
SSES rental services	1,228	2,023

	$1,733	$2,451

Capital expenditures, gross:
Shelters and related products	$8	$140
Personal protection equipment	651	622
SSES rental services	202	1,126

	$861	$1,888

	As of
	June 30, 2008	December 31, 2007
Total assets:
Shelters and related products	$7,592	$9,713
Personal protection equipment	15,714	12,921
SSES rental services	20,002	21,462

	$43,308	$44,096

9. Deferred Income Taxes

The components of the deferred tax assets and liabilities at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	As of
	June 30, 2008	December 31, 2007
Deferred income tax assets—current
Vacation accrual	$164	$173
Inventory reserve	228	263
Allowance for doubtful accounts	331	354
Net operating losses	1,300	—
Accrued warranty liability	27	47

	2,050	837

Deferred income tax assets—long-term
Depreciation and amortization	103	71
Net operating losses	7,485	5,144
Intangible amortization	1,973	1,939

	9,561	7,154
Less valuation allowance	3,742	2,572

	5,819	4,582

Deferred income tax liability—current
Prepaid expenses	319	550
Inventory reserve	29	78

	348	628

Deferred income tax liability—long-term
Depreciation and amortization	1,997	1,492

	$4,398	$3,299

As of June 30, 2008 the Company has recorded a valuation allowance to reduce its deferred income tax assets to amounts that management considers more likely than not to be realized. During the six months ended June 30, 2008, the deferred tax asset of $7.5 million related to the net operating losses in the SSES Rental Services segment was reduced to $3.7 million since the losses are not available for carryback and the Company has experienced losses in this segment since the date of acquisition.

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

Such risks and uncertainties include but are not limited to: actions of the Company’s bank, our ability to comply with bank covenants and debt repayment obligations and our ability to obtain future financing on satisfactory terms or at all; our ability to effectively implement our turnaround plan; achieving the intended benefits of our acquisitions and integrating the operations, technologies, products and services of those businesses; achieving financial expectations; market acceptance of our products; unanticipated costs or charges; our ability to meet the requirements of the NASDAQ Capital Market for continued listing of our common stock; adverse consequences from government investigations, lawsuits or private actions; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our target markets. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

In April 2007, we underwent a significant change in senior management. Since April 2007, we have restructured the management personnel and approach of our business and our three operating divisions, significantly reduced fixed and variable costs, primarily lease and personnel costs, sold under-producing assets and transitioned away from higher effort and lower margin opportunities to higher profitability and higher margin opportunities. In February 2008 we restructured our debt with our lender, Branch Banking and Trust Company (“BB&T”). We believe that the restructuring of our debt gives us the ability to more efficiently use our collateral and manage cash while we execute our turnaround efforts. While we have established certain milestones ranging from sales targets and market penetration to purely financial measures, the most significant milestone remains operating profitability. We are striving to achieve our goal of reporting operating profit for the third quarter of 2008.

Results of Operations for the Three Months Ended June 30, 2008 Compared With the Three Months Ended June 30, 2007

Net Revenue:

Net revenue decreased $3.0 million, or 24%, to $9.5 million for the second quarter of 2008, from $12.5 million for the second quarter of 2007. Net revenue in each of our operating segments during the three months ended June 30, 2008 and 2007 was as follows:

Segment	2008	2007
	(in millions)
Shelters and Related Products	$2.6	$2.3
Personal Protection Equipment	3.6	1.3
SSES Rental Services	3.3	8.9

	$9.5	$12.5

The decrease in consolidated net revenue is attributable to a decrease of $5.6 million of revenue from our SSES Rental Services segment, due to the sale of the California assets and the wind-down of that business and lower demand and tougher competition than the corresponding prior period. This decrease is offset by an increase in revenue from our Personal Protection Equipment segment of $2.3 million due to shipments off of our filter line that began in May 2008, as well as shipments of our C420 PAPRs to the National Guard. Our change in revenue mix among the segments is a trend that we expect to continue for the foreseeable future.

Gross Profit:

Gross profit increased $485,000, or 42.5%, to $1.6 million for the second quarter of 2008, compared with $1.1 million for the second quarter of 2007. Gross margin as a percentage of net revenue was 17.0% for the second quarter of 2008 compared with 9.1% for the second quarter of 2007. The increase in the gross margin percentage is primarily due to our change in revenue mix as margins in our SSES Rental Services division have historically been lower than our other divisions.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense was $4.6 million for the second quarter of 2008, a decrease of $1.2 million, or 21%, compared with $5.8 million for the second quarter of 2007. The decrease is primarily attributable to cost cutting efforts, the most significant of which included the closing of three branches of our SSES Rental Services division, and reductions of sales and marketing expenses of approximately $150,000, legal and professional fees of approximately $300,000, and non-compete charges of approximately $200,000, offset by an increase in expenses related to the recent proxy contest of approximately $170,000.

Research and Development:

Research and development (“R&D”) expense was $566,000 for the second quarter of 2008, an increase of $84,000, or 17.4%, compared with $482,000 for the three months ended June 30, 2007. The increase is primarily attributable to the contract termination charges associated with our Personal Protection Equipment division, offset by our reporting filter plant operations as cost of revenue when the filter line began production. R&D expense is comprised of development efforts related to both our Shelters and Related Products and Personal Protection Equipment divisions.

Operating Loss:

We had an operating loss of $3.5 million for the second quarter of 2008 compared to $5.1 million for the second quarter of 2007, reflecting the increase in gross profit and decline in SG&A expenses discussed above. Operating loss was 37% of net revenue for the second quarter of 2008, compared to 41% for the second quarter of 2007.

Income Tax Benefit:

The effective tax rate (“EFT”) for the three months ended June 30, 2008 was 28%, compared with 17% for the three months ended June 30, 2007. Our normalized EFT of 39% was negatively affected by our valuation allowances. The three months ended June 30, 2007 included a 100% valuation allowance on the goodwill impairment charge. The three months ended June 30, 2008 included a 50% valuation allowance related to the net operating losses generated by our SSES Rental Services division.

Goodwill Impairment:

We recorded a goodwill impairment charge of $12.0 million, or $0.36 per share, for the three months ended June 30, 2007, related to the goodwill associated with STI within our Personal Protection Equipment segment. The resulting $4.6 million deferred tax asset has been reduced to $0 due to application of a 100% deferred tax valuation allowance. The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No such impairment was necessary for the three months ended June 30, 2008.

Net Loss:

We had a net loss of $2.9 million for the second quarter of 2008, compared with $14.8 million for the second quarter of 2007, reflecting the matters set forth above. Loss per share was $0.09 for the second quarter of 2008, compared with loss per share of $0.44 for the second quarter of 2007.

Results of Operations for the Six Months Ended June 30, 2008 Compared With the Six Months Ended June 30, 2007

Net Revenue:

Net revenue decreased $10.7 million, or 40%, to $16.1 million for the six months ended June 30, 2008, from $26.8 million for the six months ended June 30, 2007. Net revenue in each of our operating segments during the six months ended June 30, 2008 and 2007 was as follows:

Segment	2008	2007
	(in millions)
Shelters and Related Products	$5.0	$5.9
Personal Protection Equipment	4.8	3.4
SSES Rental Services	6.3	17.5

	$16.1	$26.8

The decrease in consolidated net revenue is attributable to a decrease of $11.2 million of revenue from our SSES Rental Services segment, due to the sale of the California assets and the wind-down of that business and lower demand and tougher competition than the corresponding prior period. We also experienced a decrease in our Shelters and Related Products segment of $900,000, offset by an increase in our Personal Protection Equipment segment of $1.4 million. With respect to our Shelters and Related Products division, the lower revenue resulted from a transition in market focus from primarily commercial markets to an increased focus on military markets. With respect to our Personal Protection Equipment division, the increased revenue is primarily attributable to the shipments off of our filter line that began in May 2008, as well as shipments of our C420 PAPRs to the National Guard. Our change in revenue mix is a trend that we expect to continue for the foreseeable future.

Gross Profit:

Gross profit decreased $927,000, or 25%, to $2.8 million for the six months ended June 30, 2008, compared with $3.7 million for the six months ended June 30, 2007. Gross margin as a percentage of net revenue was 17.2% for the six months ended June 30, 2008 compared with 13.8% for the six months ended June 30, 2007. The increase in the gross margin percentage is primarily due to our change in revenue mix as margins in our SSES Rental Services division have historically been much lower than our other divisions.

Selling, General and Administrative:

SG&A expense was $8.9 million for the six months ended June 30, 2008, a decrease of $2.8 million, or 24.2%, compared with $11.7 million for the six months ended June 30, 2007. The decrease is primarily attributable to cost cutting efforts, the most significant of which included the closing of three branches of our SSES Rental Services division, and reductions of sales and marketing expenses of approximately $800,000, legal and professional fees of approximately $750,000, and non-compete charges of approximately $400,000, offset by an increase in expenses related to readying the filter plant for production of approximately $150,000 and expense related to the recent proxy contest of approximately $328,000.

Research and Development:

R&D expense was $1.0 million for the six months ended June 30, 2008, an increase of $85,000, or 8.9%, compared with $951,000 for the six months ended June 30, 2007. The increase is primarily attributable to the contract termination charges associated with our Personal Protection Equipment division, offset by our reporting filter plant operations as cost of revenue when the filter line began production. R&D expense is comprised of development efforts related to both our Shelters and Related Products and Personal Protection Equipment divisions.

Operating Loss:

We had an operating loss of $7.2 million for the six months ended June 30, 2008 compared to $9.0 million for the six months ended June 30, 2007, reflecting the decline in SG&A expenses, offset by the decline in gross profit discussed above. Operating loss was 44.5% of net revenue for the six months ended June 30, 2008, compared to 33.5% for the six months ended June 30, 2007.

Income Tax Benefit:

EFT for the six months ended June 30, 2008 was 27%, compared with 21% for the six months ended June 30, 2007. Our normalized EFT of 39% was negatively affected by our valuation allowances. The six months ended June 30, 2007 included a 100% valuation allowance on the goodwill impairment charge. The six months ended June 30, 2008 included a 50% valuation allowance related to the net operating losses generated by our SSES Rental Services division.

Goodwill Impairment:

We recorded a goodwill impairment charge of $12.0 million, or $0.36 per share, for the six months ended June 30, 2007, related to the goodwill associated with STI within our Personal Protection Equipment segment. The resulting $4.6 million deferred tax asset has been reduced to $0 due to application of a 100% deferred tax valuation allowance. The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. No such impairment was necessary for the six months ended June 30, 2008.

Net Loss:

We had a net loss of $6.0 million for the six months ended June 30, 2008, compared with $17.4 million for the six months ended June 30, 2007, reflecting the matters set forth above. Loss per share was $0.18 for the six months ended June 30, 2008, compared with loss per share of $0.52 for the six months ended June 30, 2007.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms. TVI and certain of its subsidiaries are party to an amended and restated financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement, as amended, provides for an $11.0 million revolving working capital credit facility (the “Revolving Facility”) and a $22.5 million term credit facility (the “Term Facility”) (the Revolving Facility and the Term Facility, collectively, the “Credit Facility”). Borrowings under the Revolving Facility are additionally capped by a loan base amount (the “Borrowing Base”), which is a function of defined levels of eligible accounts receivable and inventory. We are monitoring our cash position on a daily basis and are limiting our capital expenditures at this time and have delayed payments to certain vendors to conserve cash resources. We have limited borrowing capacity under the Credit Facility and anticipate that we will need to fully-utilize our Revolving Facility and may need to obtain funding from third-parties in order to fund our planned initiatives. For additional information regarding the Credit Facility and the Company’s borrowing ability under the facility see the discussion of the Amended and Restated Financing and Security Agreement with BB&T below.

The Company continues to incur net losses, including a net loss of $2.9 million for the three months ended June 30, 2008 and a net loss of $6.0 million for the six months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $23.2 million and a working capital deficit of $6.9 million, a decrease of $12.3 million, or 228%, from a working capital surplus of $5.4 million as of December 31, 2007. The most significant effect on our working capital since year-end was the restructuring of the Credit Facility on February 22, 2008 as discussed below, which created a traditional line of credit. Cash as of June 30, 2008 totaled $615,000, an increase of 88% from December 31, 2007. Working capital changes are primarily attributable to the decrease in income tax receivable of $2.1 million, the decrease in accounts receivable of $647,000, the restructuring of the terms of the Credit Facility (as discussed below), and the increase in accounts payable of $3.4 million. As of June 30, 2008 we had approximately $190,000 available under the terms of the Revolving Facility. The Credit Agreement was amended effective July 3, 2008 (the “Amendment”) to increase the maximum revolving borrowings from $7.0 million to $11.0 million. As a result of the amendment, the Company had approximately $1.5 million available under the terms of the Revolving Facility as of July 31, 2008. However, since availability under the Revolving Facility is based on our Borrowing Base, the amount that we may draw under the line fluctuates on a day-to-day basis and we must manage our resources accordingly.

We anticipate that we will need to fully-utilize our existing financing. Management believes that available cash and financing resources on hand as of July 31, 2008 and operating cash flow will be adequate to fund operations as least through the end of 2008.

However, if adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain additional financing from third-parties. Any additional financing will require the consent of BB&T and may not be available on terms acceptable to the Company or at all. Furthermore, the Company’s inability to fund its operations may result in a default under its bank covenants and lead to the acceleration of payment terms on its long-term bank debt, which would have a material adverse effect on its business, financial condition and operations.

Accounts receivable as of June 30, 2008 were $5.5 million, a decrease of $647,000, or 10.5%, from $6.2 million as of December 31, 2007. Days-sales outstanding, or DSO, as of June 30, 2008 was 50 days, improving from 60 days as of December 31, 2007. The decrease in accounts receivable is primarily attributable to a decline in revenue and increase in collections of past due receivables that were outstanding as of December 31, 2007. Generally, we provide net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable at June 30, 2008 (in thousands):

	Accounts Receivable Days Past Due
	61 - 90 Days	91 - 120 Days	121 Days and Over
Outstanding at June 30, 2008	$154	$193	$898
Collected through July 31, 2008	88	56	25
Allowance for doubtful accounts at June 30, 2008	13	50	774

Inventory as of June 30, 2008 was $6.4 million, an increase of 23.4% from December 31, 2007. Annualized inventory turnover was 4.2 times at June 30, 2008 compared to 3.0 times for the year ended December 31, 2007. The increase in inventory consisted of approximately $1.4 million in our Personal Protection Equipment division, $86,000 in our SSES Rental Services division, and $60,000 in our marketing demonstration inventory, offset by a decrease of approximately $360,000 in our Shelters and Related Products division. The increase in inventory at our Personal Protection Equipment division is primarily the result of raw material purchases and work in progress associated with unfulfilled filter and PAPR orders. The increase in inventory at our SSES Rental Services division is primarily the result of plywood purchases to be used in upcoming jobs. The increase in our marketing demonstration inventory relates to the purchase of an air frame shelter, offset by amortization, as discussed below. The decrease in inventory at our Shelters and Related Products division is the result of shipping finished goods inventory and converting items from obsolete inventory into saleable inventory. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its three year estimated useful life to reduce the amounts to the estimated lower of cost or market value. Our reserve has decreased by $100,000 since December 31, 2007, primarily as a result of selling or converting older or obsolete inventory.

Current liabilities as of June 30, 2008 were $22.7 million, an increase of 105% from December 31, 2007. This increase was attributable, in part, to our increase in inventory and production activity to support our increase in sales of manufactured products, in part to delaying payments to our vendors and, more significantly to the restructuring of the terms of the Credit Facility (as discussed below). Delaying payments to our vendors may result in adverse effects in the future such as refusal by such vendors to continue providing goods and services to TVI, requiring advance payment for purchases or demands by such vendors for other unfavorable terms.

Long term debt at June 30, 2008 was $16.7 million compared to $23.1 million at December 31, 2008. This 28% decrease is due to the amendment to the Credit Facility (as discussed below) as well as principal repayments of $2.1 million in the second quarter of 2008.

Cash flow used in operating activities was $692,000 for the second quarter of 2008, compared to $238,000 for the second quarter of 2007. Cash used in investing activities totaled $658,000 for the second quarter of 2008 primarily from purchases of property, plant and equipment of $861,000, offset by $255,000 from proceeds of the sales of property, plant and equipment, compared to cash provided by investing activities of $424,000 for the second quarter of 2007, primarily from a $3.3 million reduction in marketable securities offset by $1.9 million in purchases of property, plant and equipment. Cash provided by financing activities totaled $1.6 million for the second quarter of 2008 primarily due to borrowings under the Credit Facility.

Amended and Restated Financing and Security Agreement with Branch Banking & Trust Company. On October 31, 2006, in connection with our acquisition of SSES LLC, TVI and certain of its subsidiaries entered into credit arrangements with BB&T. On February 22, 2008, TVI and certain of its subsidiaries amended and restated their credit arrangements with BB&T by entering into the Credit Agreement. The Credit Facility currently provides for an $11.0 million Revolving Facility and a $22.5 million Term Facility. Previously, the credit arrangements with BB&T provided for a $25.0 million revolving credit facility and a $5.0 million acquisition line of credit. Borrowings under the Revolving Facility are governed by a Borrowing Base on eligible accounts receivable and inventory. Subject to the Borrowing Base, amounts under the Revolving Facility may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). Compliance with these financial covenants is waived for the first and second quarters of 2008 and will be applied beginning in the third quarter of 2008 and in subsequent periods. In addition, TVI is required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008 and capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent. The Company notified BB&T that, for the testing period ended as of June 30, 2008, it was not in compliance with the minimum EDITDA requirement, which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of June 30, 2008. BB&T granted to the Company a waiver with respect to the noncompliance by the Company of the financial requirement as of June 30, 2008, for which TVI paid a fee of $20,000. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T.

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

Not Applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2008, we had $27.4 million of indebtedness outstanding under our amended and restated credit facility with BB&T. The facility is secured by a lien on substantially all of our assets. The credit facility was amended and restated in February 2008 as a result of, among other things, our non-compliance with certain financial covenants during 2007. As amended and restated, the credit facility requires us to maintain a ratio of EBITDAR to Debt Service and a consolidated ratio of Funded Debt to EBITDA that are similar to the ratios under the prior credit facility. Compliance with these financial covenants will be required beginning in the third quarter of 2008 and in subsequent periods. We are also required to maintain consolidated net operating income of not less than zero ($0.00) and a minimum level of Tangible Net Worth (as defined in the credit agreement). These requirements also commence in the third quarter of 2008. In addition, we were required to maintain certain minimum levels of EBITDA for the first and second quarters of 2008. We did not satisfy the minimum EBITDA requirement for the first and second quarters of 2008; however, BB&T granted waivers to us with respect to this covenant. Although BB&T has granted waivers of our non-compliance with covenants and any corresponding events of default in prior periods, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance. A failure to comply with these covenants and other provisions of the credit facility in the future could result in an event of default under the facility, which could, among other things, permit BB&T to accelerate payment of the debt and exercise remedies available to it under the facility.

The agreement governing our senior secured credit facility contains various covenants that significantly limit our discretion in the operation of our business and limits our ability to make capital and other expenditures.

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

We incurred significant losses in 2007 and in the six months ended June 30, 2008, and our failure to generate sufficient cash to meet our liquidity needs may materially and adversely affect our ability to service our indebtedness and operate our business.

For the year ended December 31, 2007, we incurred a net loss of $29.6 million. Our net loss for the six months ended June 30, 2008 was $6.0 million. We also had negative cash flows from our operations during these periods because the gross profit generated from our operations was not sufficient to cover our operating cash requirements.

Our ability to make payments on our credit facility with BB&T, and to fund any capital expenditures we may make in the future, if any, will depend on our ability to generate cash in the future. This is in large part dependent upon our ability to successfully implement our turnaround plan and, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Should we fail to achieve forecasted results, we will need to identify additional sources of financing in order to sustain our operations. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under current or future credit facilities on reasonable terms or at all. If adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds with the consent of BB&T, the Company’s senior lender through arrangements with third-parties that may require the Company to relinquish rights to certain of its technologies, products or potential markets or that could impose onerous financial or other terms.

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

Our SSES Rental Services division generally does not have long-term agreements with its customers, making its revenue and operating results for any quarter difficult to forecast and substantially dependent upon customer orders received and fulfilled in that quarter.

SSES Rental Services division generally does not have long-term agreements with its customers. Rather, the division’s revenue derives from customer business relationships that were historically developed and maintained. If the division is unable to maintain strong business relationships with these customers or unable to retain key employees that maintain these relationships, TVI’s results of operations or financial condition may be materially and adversely affected. Further, many of the division’s customers place orders for deliveries with little advance notice. These orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations.

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

On June 6, 2007, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) indicating that the Company was not in compliance with the Minimum Bid Price Rule because the closing bid price per share for the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the NASDAQ

Marketplace Rules, the Company was provided with 180 calendar days, or until December 3, 2007, to regain compliance with the Minimum Bid Price Rule. The Company did not meet the minimum price requirement by December 3, 2007, but qualified for an additional 180 calendar day compliance period, which ended on June 2, 2008. On June 3, 2008, we received a letter from the Listing Qualifications Department of NASDAQ stating that the Company had not regained compliance with the Minimum Bid Price Rule. The staff determination letter further stated that the Company’s common stock would be delisted from the NASDAQ Capital Market on June 12, 2008, unless the Company requested a hearing to appeal the determination to delist its common stock to a NASDAQ Listing Qualifications Panel (the “Panel”). The Company requested such a hearing with the Panel, which automatically stays the delisting until the Panel reaches a decision. The Panel held a hearing on July 31, 2008 at which the Company presented a plan of compliance and requested additional time, not to exceed 180 days from June 3, 2008, to regain compliance without effecting a reverse stock split; provided that if the Company does not achieve compliance by a certain date within the extended cure period, it intends to effect a reverse stock split. The Company has not yet established the ratio for the reverse stock split, if one is required. There can be no assurance that the Panel will approve the Company’s plan of compliance, in whole or in part, or grant the Company’s request for continued listing on the NASDAQ Capital Market.

If the Company’s common stock is delisted from NASDAQ, we would seek a listing on the over-the-counter bulletin board, or OTCBB. However, the market liquidity of the Company’s common stock on the OTCBB would be adversely affected, which would reduce stockholders’ ability to sell the common stock in the secondary market. Additionally, any such delisting would harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. We cannot give investors any assurance that we will be able to maintain compliance with the Minimum Bid Price Rule for continued listing on NASDAQ or that our common stock will not be delisted by NASDAQ in the future.

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

The U.S. legal and regulatory environment governing our products is subject to constant change. Further changes in the regulatory environment relating to the marketing of our shelter, decontamination systems, PAPRs, filter canisters and our other products that increase the administrative and operational costs associated with the marketing of our products or that increase the likelihood or scope of competition could harm our business, financial condition and results of operations.

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

The markets for our products and services are intensely competitive. The markets for our Shelters and Related Products and Personal Protection Equipment products are characterized by rapidly evolving industry standards, changes in customer needs and preferences and opportunities relating to technological advancement, and are significantly affected by new product introductions and improvements. The markets for our services, including our SSES Rental Services division’s event rental offerings, are characterized by high customer expectations with respect to performance and intense price competition. Many of our existing and potential competitors have longer operating histories, significantly greater financial, technical, marketing, personnel and other resources, greater name recognition, broader product offerings and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage. Increased competition could also result in price reductions for our products and services and lower profit margins, either of which could materially and adversely affect our business, financial condition and results of operations.

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

TVI held its 2008 Annual Meeting of Stockholders on June 20, 2008. Out of a total of 33,922,124 shares of common stock of the Company issued and outstanding and entitled to vote at such meeting, the holders of 23,692,494 shares were present either in person or by proxy, thus constituting a quorum. The following matters were voted on:

1. The following individuals were elected as Class A directors for a three-year term expiring at the Annual Meeting of Stockholders in 2011 or until their successors are duly elected and qualify:

Nominee	For	Withheld
Todd L. Parchman	13,519,103	306,787
Richard P. Sullivan	13,508,622	317,268

The following persons were nominated for election as directors, but were not elected:

Nominee	For	Withheld
Allen E. Bender	9,741,004	125,600
Jeffrey L. Squires	9,640,004	226,600

The terms of office of the following directors continued after the Annual Meeting:

Class B (term expiring in 2009)	Mark N. Hammond and Donald C. Yount, Jr.
Class C (term expiring in 2010)	Harley A. Hughes

2. Board proposal to approve the Company’s 2008 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
12,676,497	9,332,909	97,941	1,585,147

3. Ratification of registered public accounting firm.

For	Against	Abstain	Broker Non-Votes
23,452,447	164,500	75,547	—

4. Stockholder proposal to declassify the Company’s Board.

For	Against	Abstain	Broker Non-Votes
14,683,034	7,201,626	179,987	1,627,847

As previously announced, this proposal is non-binding and will be considered by the Board of Directors.

5. Stockholder proposal regarding majority voting for uncontested director elections.

For	Against	Abstain	Broker Non-Votes
9,323,822	14,363,397	5,275	—

6. Stockholder proposal regarding the reimbursement of proponent’s expenses.

For	Against	Abstain	Broker Non-Votes
9,107,675	14,517,293	67,525	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.6.4	Fourth Amendment to Lease dated June 18, 2008 between TVI Corporation and Glenn Dale Business Center, L.L.C. (incorporated by reference to Exhibit 10.6.4 of Current Report on Form 8-K dated June 18, 2008)

99.2	Covenant Waiver Agreement, dated as of August 5, 2008, among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated August 5, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: August 13, 2008	/s/ Harley A. Hughes
Harley A. Hughes
President and Chief Executive Officer

Date: August 13, 2008	/s/ Sherri S. Voelkel
Sherri S. Voelkel
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.6.4	Fourth Amendment to Lease dated June 18, 2008 between TVI Corporation and Glenn Dale Business Center, L.L.C. (incorporated by reference to Exhibit 10.6.4 of Current Report on Form 8-K dated June 18, 2008)

99.2	Covenant Waiver Agreement, dated as of August 5, 2008, among TVI Corporation, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc. and Branch Banking & Trust Company (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K dated August 5, 2008)