Form 10-Q
period 2008-09-30
TVI CORP
filed 2008-11-26
CIK 352079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,366,371 shares of Common Stock issued and outstanding as of November 24, 2008.

TVI CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.                                    Financial Statements.

TVI CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 and DECEMBER 31, 2007

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$521	$328
Accounts receivables trade, less allowance for doubtful accounts	5,299	6,158
Inventories, net	5,908	5,203
Income taxes receivable	370	2,858
Deferred income taxes, net	999	209
Assets held for sale	2,500	—
Prepaid expenses and other current assets	847	1,700
Total current assets	16,444	16,456
PROPERTY, PLANT AND EQUIPMENT, NET	10,929	19,398
OTHER ASSETS
Goodwill	—	3,602
Intangible assets, net	327	1,372
Deferred income taxes, net	357	3,090
Other	178	178
Total other assets	862	8,242
TOTAL ASSETS	$28,235	$44,096
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Line of credit	$8,583	$—
Accounts payable, trade	6,349	4,116
Accrued expenses	3,630	4,648
Current portion of long-term debt	19,393	2,292
Total current liabilities	37,955	11,056
Long-term debt, net of current portion	—	23,144
TOTAL LIABILITIES	37,955	34,200
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock—$1.00 par value; 1,200 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock—$0.01 par value; 98,800 shares authorized, 34,366 and 34,169 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	344	342
Additional paid-in capital	26,938	26,798
Accumulated deficit	(37,002)	(17,244)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(9,720)	9,896
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$28,235	$44,096

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
NET REVENUE	$10,972	$7,276
COST OF REVENUE	6,840	4,683
GROSS PROFIT	4,132	2,593
OPERATING EXPENSES
Selling, general and administrative expenses	2,719	3,952
Research and development expenses	148	294
Total operating expenses	2,867	4,246
OPERATING INCOME (LOSS) BEFORE OTHER CHARGES AND EXPENSES	1,265	(1,653)
ASSET IMPAIRMENT CHARGE	4,168	—
INTEREST AND OTHER EXPENSE, NET	556	664
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(3,459)	(2,317)
INCOME TAX PROVISION (BENEFIT)	1,226	(724)
LOSS FROM CONTINUING OPERATIONS	(4,685)	(1,593)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(5,933)	(2,342)
IMPAIRMENT CHARGE RELATED TO DISCONTINUED OPERATIONS, NET OF TAX	(3,155)	—
NET LOSS	$(13,773)	$(3,935)
LOSS PER COMMON SHARE, CONTINUING OPERATIONS — BASIC	$(0.14)	$(0.05)
LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS —BASIC	$(0.26)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	34,332	33,778
LOSS PER COMMON SHARE, CONTINUING OPERATIONS —DILUTED	$(0.14)	$(0.05)
LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS—DILUTED	$(0.26)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	34,332	33,778

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(in thousands, except per share data)

(unaudited)

	2008	2007
NET REVENUE	$23,503	$22,204
COST OF REVENUE	16,176	15,174
GROSS PROFIT	7,327	7,030
OPERATING EXPENSES
Selling, general and administrative expenses	9,290	13,141
Research and development expenses	1,184	1,430
Total operating expenses	10,474	14,571
OPERATING LOSS BEFORE OTHER CHARGES AND EXPENSES	(3,147)	(7,541)
ASSET IMPAIRMENT CHARGE	4,168	12,000
INTEREST AND OTHER EXPENSE, NET	1,761	1,778
LOSS BEFORE INCOME TAX BENEFIT	(9,076)	(21,319)
INCOME TAX BENEFIT	(376)	(3,853)
LOSS FROM CONTINUING OPERATIONS	(8,700)	(17,466)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(7,903)	(3,892)
IMPAIRMENT CHARGE RELATED TO DISCONTINUED OPERATIONS, NET OF TAX	(3,155)	—
NET LOSS	$(19,758)	$(21,358)
LOSS PER COMMON SHARE, CONTINUING OPERATIONS —BASIC	$(0.25)	$(0.52)
LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS —BASIC	$(0.32)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	34,224	33,491
LOSS PER COMMON SHARE, CONTINUING OPERATIONS —DILUTED	$(0.25)	$(0.52)
LOSS PER COMMON SHARE, DISCONTINUED OPERATIONS—DILUTED	$(0.32)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	34,224	33,491

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(in thousands)

(unaudited)

	2008	2007
OPERATING ACTIVITIES
Net loss	$(19,758)	$(21,358)

Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	9,605	12,000
Depreciation and amortization	2,711	3,703
Deferred income taxes	1,909	(4,749)
Non cash interest expense	92	—
Gain on sale of assets	(150)	—
Provision for doubtful accounts	78	632
Write off of capitalized loan costs	57	—
Stock-based compensation expense	67	272
Interest associated with non-compete obligations	—	247
Earnings on marketable securities reinvested	—	(26)
Changes in operating assets and liabilities:
Accounts receivable, trade	604	1,860
Inventories, net	(1,321)	746
Prepaid expenses and other current assets	887	1,444
Income taxes receivable	2,522	776
Accounts payable, trade	2,233	2,258
Accrued expenses	(801)	1,599
Net cash used in operating activities	(1,265)	(596)
INVESTING ACTIVITIES
Purchases of marketable securities	—	(800)
Sales of marketable securities	—	3,260
Payments for patents	(79)	(16)
Purchases of property, plant and equipment	(1,126)	(2,549)
Proceeds from sale of property, plant and equipment	260	—
Cash payments on non-compete agreements	—	(197)
Net cash used in investing activities	(945)	(302)
FINANCING ACTIVITIES
Net borrowings on line of credit	6,063	1,094
Payments on long-term debt	(3,523)	(1,875)
Payments on bank commitment fee and other	(137)	—
Proceeds from exercise of stock options	—	47
Net cash provided by (used in) financing activities	2,403	(734)
NET INCREASE (DECREASE) IN CASH	193	(1,632)
Cash at beginning of period	328	1,757
Cash at end of period	$521	$125
SUPPLEMENTAL CASH FLOW DATA
Cash payments for interest	$1,604	$1,610

The accompanying notes are an integral part of these consolidated financial statements.

TVI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1. Organization and Basis of Presentation.

Organization

TVI Corporation (“TVI”), a Maryland corporation formed in 1977, together with its subsidiaries (the “Company”), manufactures and supplies rapidly deployable shelter systems, powered-air respirators, filter canisters, infrared and thermal sensor products, rents power and air supply equipment and mobile kitchens, and provides related services. The Company’s customers include the military, first responders, first receivers, medical caregivers and the commercial and hospitality sectors. The Company provides to these customers the equipment, services and training necessary to house, protect and treat their constituents. The Company’s mission is to provide integrated facilities and personal protection solutions that enable our customers to prepare and perform events of any complexity ranging from hospitality and entertainment to military exercises to catastrophes world-wide.

TVI’s wholly-owned subsidiaries include Signature Special Event Services, Inc. (“SSES”), a provider of power, air and kitchen (“PAK”) equipment for special events and disaster recovery and Safety Tech International, Inc. (“STI”), a supplier of Powered Air Purifying Respirators (“PAPRs”) for chemical, biological, radiological and nuclear (“CBRN”) protection. As discussed in Note 11, TVI has committed to a plan to exit the SSES tent rental business and thus has classified the results of this business as discontinued operations and the related assets as available for sale.

The Company’s headquarters is located in Glenn Dale, Maryland where it manufactures its shelters and filter canisters. The Company also has operations in Frederick, Maryland where it manufactures its PAPRs products and Eldersburg, Maryland where it stores and manufactures its HVAC and mobile kitchen units.

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

The Company conducts its business through three primary business divisions: its Shelters and Related Products division (shelter systems, thermal products and other related products), its Personal Protection Equipment division (PAPRs and filters) and its SSES Rental Services division (PAK rentals).

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

2. Financial Condition.

Although the Company has achieved operating income before other charges and expenses from continuing operations of approximately $1.3 million for the third quarter of 2008, the Company continues to incur net losses, including a net loss of $13.8 million for the three months ended September 30, 2008, and a net loss of $19.8 million for the nine months ended September 30, 2008. As of September 30, 2008, the Company has an accumulated deficit of $37 million. The Company’s ability to continue achieving operating profitability depends upon the timing of achieving certain aspects of its turnaround plan, including continued financing. There is no assurance that the Company will be successful in completing that turnaround plan, that it will achieve profitability or that it will be able to obtain adequate financing.

The Company continues to utilize all available financing under its Credit Facility (see Note 8) to fund its operations. As more fully described in Note 8, on November 20, 2008, the Company and its senior bank lender, Branch Banking and Trust Company (“BB&T”) entered into a Forbearance Agreement. As a result, management believes that available cash and financing resources and operating cash flow will be adequate to fund operations through the maturity of the Forbearance Agreement, January 30, 2009, or April 30, 2009 if extended, as explained in Note 8.

There is no assurance that the funding made available to the Company under the Forbearance Agreement or through an alternative financing vehicle will continue to be available to the Company after January 30, 2009 (or April 30, 2009 if extended). The unavailability of funding under the Forbearance Agreement available after that date will have a material adverse effect on the Company and could cause the Company to seek protection from its creditors under applicable bankruptcy laws. Even if funding is available from BB&T or an alternative financing vehicle, the amount of funding available to the Company may be inadequate. If adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain additional financing from third-parties. Any additional financing will require the consent of BB&T, may not be available on terms acceptable to the Company or at all and could involve highly dilutive issuances of equity. Furthermore, the Company’s inability to fund its operations may result in a default under its bank covenants and lead to the acceleration of payment terms on its long-term bank debt, which would have a material adverse effect on its business, financial condition and operations. In addition, any default by the Company under the Forbearance Agreement would have a material adverse effect on the Company.

3. Basic and Diluted Earnings Per Share.

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options. As of September 30, 2008, shares attributable to approximately 1.7 million outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The calculation of the Company’s average number of common shares outstanding – diluted for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average number of common shares outstanding – basic	34,322	33,778	34,224	33,491
Dilutive effect of stock options	—	—	—	—
Average number of common shares outstanding – diluted	34,322	33,778	34,224	33,491

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

On April 1, 2008, the Board adopted the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan was approved by the Company’s stockholders at the Company’s 2008 Annual Meeting of Stockholders held on June 20, 2008. The 2008 Plan replaces the 1998 Plan and is a broad-based incentive plan that provides for the grant of incentive stock options, stock options that do not constitute incentive stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock and performance awards to employees, directors and consultants. The 2008 Plan reserves 3,250,000 shares of common stock, subject to adjustment upon a reclassification, recapitalization, stock split, reverse stock split, stock dividend, combination of shares or other change in the Company’s capital structure. As of September 30, 2008, approximately 3.1 million shares of the Company’s Common Stock remain available to be granted under the 2008 Plan.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008(1)	2007	2008	2007
Expected volatility	(1)	55.1%	65.0%	45.9% - 57.8%
Expected term	(1)	6.25 years	5.85 years	5-6.25 years
Risk-free rate	(1)	4.2%	2.08%	4.2% - 4.8%
Expected dividend yield	(1)	0.00%	0.00%	0.00%

(1) There were no options granted during the three months ended September 30, 2008.

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

Total compensation cost charged to income for share-based payment arrangements amounted to approximately $17,000 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $67,000 and $272,000 for the nine months ended September 30, 2008 and 2007, respectively. There was no income tax benefit recognized in income for share-based payment arrangements for the nine month period ended September 30, 2008 and the total income tax benefit recognized in income for share based payment arrangements amounted to $50,000 for the nine month period ended September 30, 2007. No compensation cost related to share-based payment arrangements was capitalized as part of inventory or property, plant or equipment.

A summary of the activity under the 1998 and 2008 Plans for the nine months ended September 30, 2008 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at January 1, 2008	1,991	$1.56
Granted	263	0.32
Exercised	—	—
Canceled or expired	(578)	1.58
Outstanding at September 30, 2008	1,676	1.36	7.78	$—
Vested or expected to vest at September 30, 2008	1,399	1.57	7.58	$—
Exercisable at September 30, 2008	614	2.91	5.54	$—

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.19 and $0.34, respectively. There were no options exercised during the nine months ended September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0 and $129,000, respectively.

As of September 30, 2008, there was approximately $210,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 1998 Plan and 2008 Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was approximately $152,000 and $432,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2008 and 2007 amounted to $0 and $47,000, respectively. There was no tax benefit realized for the tax deductions from those option exercises.

Other information regarding options outstanding and exercisable as of September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$0.27 — 0.84	1,141,000	$0.42	8.97	128,334	$0.70
1.21 — 1.99	50,000	1.86	3.43	36,667	1.82
2.01 — 2.98	115,000	2.17	5.86	86,668	2.17
3.16 — 3.99	244,500	3.67	4.59	237,000	3.67
4.00 — 4.72	120,000	4.53	6.65	120,000	4.53
5.50	5,000	5.50	5.92	5,000	5.50
	1,675,500	$1.36	7.78	613,669	$2.91

5. Inventories, Net.

Inventories as of September 30, 2008 and December 31, 2007 consist of (in thousands):

	2008	2007
Finished goods	$1,281	$331
Work in progress	57	232
Raw materials	3,759	3,214
Other	811	1,426
Total	$5,908	$5,203

Other inventories consist of field service, demonstration and other sales support inventory. At September 30, 2008 and December 31, 2007, inventory reserves for excess and obsolete inventories were approximately $430,000 and $680,000, respectively. During the three months ended September 30, 2008, the Company reduced its other inventory to its estimated fair value and recorded an impairment charge of approximately $524,000.

6. Goodwill.

The $3.6 million of goodwill as of December 31, 2007 relates to TVI’s acquisition of STI in November 2005, as reduced by an impairment charge of $12 million in June 2007. As a result of events of default under the Credit Facility which necessitated the Company’s need to enter into the Forbearance Agreement with BB&T, management performed an analysis of its estimate of the fair value of its goodwill in accordance with SFAS No. 142. The fair value of STI as of September 30, 2008 was determined using a discounted cash flow analysis and took into account not only our ability to continue to fund operations based on entering into the Forbearance Agreement, but also took into account the possibility that the turnaround plan may not be successful, that profitability may not be achieved or that adequate funding on acceptable terms may not be available. As a result of its analysis, management determined that the fair value of STI, using the discounted cash flow analysis, was less than the carrying value. Accordingly, the Company recorded a goodwill impairment charge of $3.6 million, or $0.10 per share for the three months ended September 30, 2008 and $0.11 per share for the nine months ended September 30, 2008.

7. Significant Customers.

For the three months ended September 30, 2008, net revenue from the Company’s largest and second largest customers was from our Personal Protection Equipment segment and totaled approximately $3.1 million, or 29% of net revenue from continuing operations and approximately $2.2 million, or 20% of net revenue from continuing operations, respectively.  For the three months ended September 30, 2007, there were no customers representing more than 10% of net revenue from continuing operations

For the nine months ended September 30, 2008, net revenue from the Company’s largest customer was from our Personal Protection Equipment segment and totaled approximately $3.5 million or 15% of net revenue from continuing operations.  For the nine months ended September 30, 2008, net revenue from the Company’s second largest customer was from both our Shelters and Related Products and Personal Protection Equipment segments and totaled approximately $3.3 million, or 14% of net revenue from continuing operations.  For the nine months ended September 30, 2007, net revenue from the Company’s largest customer was from our Shelters and Related Products segments and totaled approximately $2.3 million, or 10% of net revenue from continuing operations.  There were no other customers representing more than 10% of net revenue from continuing operations.

8. Debt Obligations.

Debt obligations at September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Revolving credit facility	$8,583	$23,144
Term facility	19,393	2,292
Total debt	27,976	25,436
Less current portion	27,976	2,292
Long-term debt	$—	$23,144

TVI and certain of its subsidiaries have credit arrangements with Branch Banking & Trust Company (“BB&T”). On February 22, 2008, TVI and certain of its subsidiaries entered into an Amended and Restated Financing and Security Agreement with BB&T, which restructured the previous credit arrangements with BB&T (as subsequently amended, the “Credit Agreement”). As amended on July 3, 2008, the Credit Agreement provided TVI with a revolving credit facility in the maximum principal amount of $11.0 million, subject to a working capital borrowing base (the “Revolving Facility”), and a $22.5 million six-year term loan facility (the “Term Facility,” together with the Revolving Facility, the “Credit Facility”). Borrowings under the Revolving Facility are governed by a borrowing base on eligible accounts receivable and inventory. Subject to the borrowing base, amounts may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries (the “Collateral”).

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). In addition, capital expenditures by TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent.

Until November 20, 2008, when BB&T and the Company executed the Forbearance Agreement discussed below, the Revolving Facility bore interest at a floating rate equal to prime plus 1.0% per annum. Similarly, until BB&T and the Company executed the Forbearance Agreement discussed below, the Term Facility bore interest at a floating rate of prime plus 1.5%. Interest is payable monthly on amounts borrowed under the Revolving Facility with principal and accrued interest due and payable in full on the maturity date of February 20, 2009, unless renewed, subject to the provisions of the Forbearance Agreement discussed below. Payments on the Term Facility were interest-only for the first six months and were then set to amortize ratably over the remaining term, which expires on February 22, 2014. In addition, the Term Facility requires TVI to make annual mandatory prepayments on the Term Facility of (i) 100% of Excess Cash Flow (as defined under the Credit Agreement) if TVI’s Funded Debt to EBITDA ratio for such fiscal year is greater than or equal to 3.0 to 1.0, or (ii) 50% of Excess Cash Flow if TVI’s Funded Debt to EBITDA ratio for such fiscal year is less than 3.0 to 1.0.

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

The Company notified BB&T that, for the testing periods ended as of March 31, 2008, June 30, 2008 and September 30, 2008, it was not in compliance with various financial covenant requirements, which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of September 30, 2008. BB&T has granted to the Company a waiver with respect to the noncompliance by the Company of the minimum EBITDA requirement as of March 31, 2008 and June 30, 2008. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T as of March 31, 2008 and June 30, 2008. As of September 30, 2008, the Company failed to maintain a funded debt to EBITDA ratio of not more than 3.75 to 1.0, filed to maintain a tangible net worth of not less than $4 million, failed to pay the October principal payment under the Term Facility and failed to repay its Borrowing Base Deficiency (as defined in the agreement). These defaults gave rise to the Forbearance Agreement discussed below.

On November 20, 2008, BB&T and the Company entered into a Forbearance Agreement.  The agreement provides that BB&T will provide the Company with approximately $3.5 million (the “Forbearance Line”) of unsecured working capital financing for a period lasting from the date of execution through January 30, 2009.  Further BB&T will allow the Company to defer paying any principal amounts due under the Term Loan for the life of the Forbearance Agreement.

Under certain conditions, the term may be extended until April 30, 2009.  Those conditions include a requirement that the Company incur no event of default under the terms of the Forbearance Agreement.  An event of forbearance default, in general, consists of spending in excess of the amount of funds available under the Work Capital line plus the Forbearance Line and failing to comply with certain requirements stipulated in the Forbearance Agreement.  Those requirements include delivery of a cash budget by December 20, 2008 for the period extending from January 2, 2009 through April 30, 2009 and engagement of a turnaround consultant who will review the Company’s strategy to-date, help prepare a strategic plan going forward and review the cash budget to be delivered by December 20, 2008.

The Forbearance Agreement requires that the interest rates on the Working Capital line and the term loan increase by fifty basis points each to Prime plus 1.5% and Prime plus 2.0% respectively.  BB&T will also receive a warrant to purchase 4.9% of the outstanding common stock of the Company.  The maximum number of shares available under the warrant will decline if the Company is able to retire the total outstanding debt based on a prescribed schedule ending in April of 2010.

Given that the term of the Forbearance Agreement ends on January 31, 2009 (April 30, 2009 if extended), the Company has classified 100% of the debt due BB&T as current.

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

At September 30, 2008, the Company had one letter of credit outstanding with BB&T to secure performance on a tent rental contract. It was issued on June 6, 2008 in the amount of $48,527 and expires on June 6, 2009.

9. Segment Reporting.

The Company’s reportable segments are comprised of three distinct groups of similar products and services: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. The Company evaluates performance based on income (loss) from operations of the respective segments.

The following are reconciliations of reportable segment revenues from continuing operations, operating income (loss) before other charges and expenses from continuing operations, assets, and other significant items (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net revenue from continuing operations:
Shelters and related products	$7,894	$9,675
Personal protection equipment	11,511	4,987
SSES rental services	4,098	7,542
	$23,503	$22,204
Operating income (loss) before other charges and expenses from continuing operations:
Shelters and related products	$(1,919)	$(4,451)
Personal protection equipment	783	(926)
SSES rental services	(2,011)	(2,164)
	$(3,147)	$(7,541)
Depreciation and amortization:
Shelters and related products	$293	$400
Personal protection equipment	576	234
SSES rental services	1,842	3,069
Less discontinued operations	(1,051)	(2,222)
	$1,660	$1,481
Capital expenditures, gross:
Shelters and related products	$8	$154
Personal protection equipment	852	768
SSES rental services	266	1,627
	$1,126	$2,549

	As of
	September 30, 2008	December 31, 2007
Total assets:
Shelters and related products	$6,671	$9,713
Personal protection equipment	11,481	12,921
SSES rental services	10,083	21,462
	$28,235	$44,096

10. Deferred Income Taxes.

The components of the deferred tax assets and liabilities at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	As of
	September 30, 2008	December 31, 2007
Deferred income tax assets—current
Vacation accrual	$142	$173
Inventory reserve	168	263
Allowance for doubtful accounts	285	354
Net operating losses	864	—
Accrued warranty liability	26	47
	1,485	837
Deferred income tax assets—long-term
Depreciation and amortization	119	71
Net operating losses	8,461	5,144
Intangible amortization	2,363	1,939
	10,943	7,154
Less valuation allowance	8,461	2,572
	2,482	4,582
Deferred income tax liability—current
Prepaid expenses	323	550
Inventory reserve	99	78
Net operating losses	64	—
	486	628
Deferred income tax liability—long-term
Depreciation and amortization	2,125	1,492
	$1,356	$3,299

As of September 30, 2008 the Company has recorded a valuation allowance to reduce its deferred income tax assets to amounts that management considers more likely than not to be realized. As of September 30, 2008, all net operating losses available for carryback are classified as a current deferred tax asset and the remaining losses which are available for carryforward as classified as a long-term deferred tax asset. During the nine months ended September 30, 2008, the long-term deferred tax asset of $8.5 million related to the net operating loss carryforwards was reduced to zero.  Such valuation allowance was considered necessary due to the uncertainty related to the Company’s ability to continue financing its operations under its current financing structure which may significantly affect the utilization of these carryforwards. Although the Company may generate taxable income in future years, events related to restructuring, refinancing, or capitalizing the business may significantly limit the availability of these future deductions. As a result, as of September 30, 2008, management believes that it is more likely than not that this deferred tax asset will be not realized.

11. Discontinued Operations and Assets Held for Sale.

In the third quarter of 2008, management approved and committed to a plan to exit the tent rental business in our SSES Rental Services segment and sell the related assets. Accordingly, for the nine months ended September 30, 2008 and 2007, the operating results of our tent rental division are reported as discontinued operations. In addition, as of September 30, 2008, we recorded an impairment charge of $4.4 million ($2.6 million net of tax) to adjust the carrying value of the tent rental assets to their estimated fair value and classified the assets as Assets Held for Sale on the balance sheet. On October 16, 2008, TVI and EventStar, Inc. entered into a Bill of Sale to sell certain tent rental assets classified as available for sale for $500,000.  On November 4, 2008 TVI and Karl’s Rental Center entered into a Letter of Intent for the sale of the remaining available for sale tent rental assets for $2.1 million. We expect to complete the sale to Karl’s Rental Center in the fourth quarter.

As a result of the transactions outlined above, loss from discontinued operations, net of taxes was $9.1 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively, and $11.1 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively.

12.  New Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008 and did not have an impact on the Company’s financial statements.

In November 2007, the EITF issued Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. EITF 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not currently expect the adoption of EITF 07-1 to have a material impact on its financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Company on January 1, 2008 and did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS 160 will have a significant impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently assessing the impact of the adoption of FSP No. 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the Company does not expect it to have a material impact on the Company’s financial statements.

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

Such risks and uncertainties include but are not limited to: actions of the Company’s bank, our ability to comply with bank covenants, including covenants under our Forbearance Agreement with the bank, and debt repayment obligations and our ability to obtain future financing on satisfactory terms or at all; our ability to effectively implement our turnaround plan; achieving the intended benefits of our acquisitions and integrating the operations, technologies, products and services of those businesses; achieving financial expectations; market acceptance of our products; unanticipated costs or charges; our ability to meet the requirements of the NASDAQ Capital Market for continued listing of our common stock; adverse consequences from government investigations, lawsuits or private actions; general economic and business conditions; adverse changes in governmental regulations; the possibility that our products contain unknown defects that could result in product liability claims; and competitive factors in our target markets. Numerous other factors could cause or contribute to such differences. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of this report. The Company assumes no obligation to update any such forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Overview

We are an international manufacturer and supplier of military and civilian emergency first responder and first receiver products, personal protection products and quick-erect shelter systems, and a provider of event equipment rentals.  We conduct our business through three primary business divisions: Shelters and Related Products, Personal Protection Equipment and SSES Rental Services. Through our Shelters and Related Products division, we manufacture and supply shelter systems, thermal marking devices, filtration systems and infection control products primarily for the military, homeland security agencies, hospitals, law enforcement agencies and fire departments and public health agencies. Our shelter systems include nuclear, biological and chemical decontamination systems, hospital surge capacity systems and infection control systems, most of which employ our proprietary articulating frame. Through our Personal Protection Equipment division we manufacture and supply PAPRs and disposable filter canisters for the military, first responder, healthcare and industrial markets. Through our SSES Rental Services division we are a provider of equipment rental services for disaster relief, military, government, industrial, sporting, hospitality and other special event needs.

In April 2007, we underwent a significant change in senior management. Since April 2007, we have restructured the management personnel and approach of our business and our three operating divisions, significantly reduced fixed and variable costs, primarily lease and personnel costs, sold under-producing assets and transitioned away from higher effort and lower margin opportunities to higher profitability and higher margin opportunities. In February 2008 we restructured our debt with our lender, Branch Banking and Trust Company (“BB&T”). While the restructuring of our debt gave us the ability to more efficiently use our collateral and manage cash while we executed our turnaround efforts, we continued to encounter financial difficulties.  As a result of defaults under our Credit Facility (as more fully described in Liquidity and Capital Resources - Amended and Restated Financing and Security Agreement with BB&T), we entered into a Forbearance Agreement with BB&T on November 20, 2008. While we have established certain milestones ranging from sales targets and market penetration to purely financial measures, we reached our most significant milestone, operating profitability in the third quarter of 2008. Our ability to achieve operating profitability again for the fourth quarter of 2008 is dependent upon the timing of achieving certain aspects of our turnaround plan. In addition, our ability to continue to finance our operations during our turnaround will have a direct effect on achieving continued operating profitability.

Results of Operations for the Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

Net Revenue:

Net revenue from continuing operations increased $3.7 million, or 51%, to $11.0 million for the third quarter of 2008, from $7.3 million for the third quarter of 2007. Net revenue from continuing operations in each of our operating segments during the three months ended September 30, 2008 and 2007 was as follows:

Segment	2008	2007
	(in millions)
Shelters and Related Products	$3.0	$3.7
Personal Protection Equipment	6.7	1.7
SSES Rental Services	1.3	1.9
	$11.0	$7.3

The increase in consolidated net revenue is attributable to an increase in revenue of $5.0 million from our Personal Protection Equipment (“PPE”) segment related to two new products.  Our filter line began production of C2A1 filters in April 2008, we completed our first shipment to the Army in May 2008 and we reached full capacity of the line in August 2008 when we added our third shift. In addition, we began shipping our C420 PAPRs with hydration kits, to the National Guard in January 2008. The decrease in our Shelters and Related Products segment resulted from a transition in market focus from primarily commercial markets to an increased focus on military markets.  SSES Rental Services segment experienced a decline from revenue bundled with our tent rentals offset by revenue from hurricanes Gustav and Ike of $450,000.

Gross Profit:

Gross profit from continuing operations increased $1.5 million, or 59%, to $4.1 million for the third quarter of 2008, compared with $2.6 million for the third quarter of 2007. Gross margin was 38% for the third quarter of 2008 compared with 36% for the third quarter of 2007. The increase in the gross profit is primarily due to operating and production improvements within each of our segments. In our Shelters and Related Products segment, we made changes to our pricing structure to improve our market position and reduced fixed manufacturing overhead expense.  In our Personal Protection Equipment segment, we began shipping products off our filter canister line whose gross profit has been approximately break-even, offset by increases in our gross profit from shipments of our C420 PAPRs with hydration kits.  In our SSES Rental Services segment we improved our pricing and discontinued performing jobs with little or no margin.

Selling, General and Administrative:

Selling, general and administrative (“SG&A”) expense from continuing operations was $2.7 million for the third quarter of 2008, a decrease of $1.2 million, or 31%, compared with $4.0 million for the third quarter of 2007. The decrease is primarily attributable to cost cutting efforts, the most significant of which included reductions of sales and marketing salaries of approximately $150,000, sales and marketing expense of approximately $120,000, legal and professional fees of approximately $800,000, and bad debt expense of approximately $225,000.

Research and Development:

Research and development (“R&D”) expense from continuing operations was $148,000 for the third quarter of 2008, a decrease of $146,000, or 50%, compared with $294,000 for the three months ended September 30, 2007. The three months ended September 30, 2007 included an expense relating to a R&D contract which was terminated on June 30, 2008 and the reclassification of filter plant operating costs which became reported as cost of sales when the filter line began production in April 2008. R&D expense is comprised of development efforts related to both our Shelters and Related Products and Personal Protection Equipment divisions. We expect to begin making additional investments in R&D as our operating cash flow and liquidity improve.

Operating Income (Loss) Before Other Charges and Expenses:

We had operating income before other charges and expenses of $1.3 million for the third quarter of 2008 compared to an operating loss before other charges and expenses of $1.7 million for the third quarter of 2007, reflecting the increase in gross profit and decline in SG&A expenses discussed above. Operating income before other charges and expenses was 12% of net revenue for the third quarter of 2008, compared to operating loss before other charges and expenses of 23% of net revenue for the third quarter of 2007.

Asset Impairment Charges:

We had asset impairment charges of $3.6 million, or $0.10 per share, related to our goodwill and $524,000, or $0.02 per share, related to demonstration inventory for the three months ended September 30, 2008. Due to the uncertainties related to our ability to obtain financing in sufficient amounts and upon satisfactory terms to continue our turnaround, we determined that our goodwill had no remaining value as of September 30, 2008.  The impairment of our demonstration inventory was the result of determining that certain items were no longer being used in the marketing activities of our Shelters and Related Products segment and represents a charge to reduce its carrying value to estimated fair value.  The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  There were no asset impairments for the three months ended September 30, 2007.

Income Tax Expense (Benefit):

Our income taxes for the three months ended September 30, 2008 were negatively impacted by the increase in our valuation allowance of $4.7 million recorded on our net operating loss carryforwards. The uncertainty related to our ability to continue financing our operations under our current financing structure may significantly affect the utilization of these carryforwards. Although we may generate taxable income in future years, events related to restructuring, refinancing, or capitalizing the business may significantly limit the availability of these future deductions. As a result, we believe that it is more likely than not that this deferred tax asset will be not realized.  For the three months ended September 30, 2007, we had an income tax benefit which was negatively impacted by a $500,000 valuation allowance on the net operating losses generated in our SSES Rental Services segment resulting in an income tax benefit of $724,000.

Net Loss from Continuing Operations:

We had a net loss from continuing operations of $4.7 million for the third quarter of 2008, compared with a net loss of $1.6 million for the third quarter of 2007, reflecting the matters set forth above. Loss per share was $0.14 for the third quarter of 2008, compared with loss per share of $0.05 for the third quarter of 2007.

Discontinued Operations, Net of Tax:

We had a loss from discontinued operations, net of tax of $9.1 million for the third quarter of 2008, an increase of $6.8 million compared with $2.3 million for the third quarter of 2007.  Included in the loss from discontinued operation, net of taxes for the third quarter of 2008 is an impairment charge related to assets held for sale, goodwill and brand name intangibles net of tax of $3.2 million.  There was no impairment charge related to discounted operations for the third quarter of 2007.  Loss per share from discontinued operations was $0.26 for the third quarter of 2008, compared with loss per share from discontinued operations of $0.07 for the third quarter of 2007.

Results of Operations for the Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007

Net Revenue:

Net revenue from continuing operations increased $1.3 million, or 6%, to $23.5 million for the nine months ended September 30, 2008, from $22.2 million for the nine months ended September 30, 2007. Net revenue from continuing operations in each of our operating segments during the nine months ended September 30, 2008 and 2007 was as follows:

Segment	2008	2007
	(in millions)
Shelters and Related Products	$7.9	$9.7
Personal Protection Equipment	11.5	5.0
SSES Rental Services	4.1	7.5
	$23.5	$22.2

The increase in consolidated net revenue from continuing operations is attributable to an increase in revenue of $6.5 million from our PPE segment related to two new products.  Our filter line began production of C2A1 filter canisters in April 2008, we completed our first shipment in May 2008 and we reached full capacity in August 2008 when we added our third shift.  In addition, we began shipping our C420 PAPRs with hydration kits to the National Guard in January 2008.  This increase is offset by decreases in our Shelters and Related Products and SSES Rental Services divisions.  The decrease in our SSES Rental Services division is related to the closing of our operations in California and the decline of revenue from jobs where our equipment was bundled with our tents, offset by revenue from hurricanes Gustav and Ike of $450,000.  The lower revenue in our Shelters and Related Products division resulted from a transition in market focus from primarily commercial markets to an increased focus on military markets. Our change in revenue mix is a trend that we expect to continue for the foreseeable future.

Gross Profit:

Gross profit from continuing operations increased $297,000, or 4%, to $7.3 million for the nine months ended September 30, 2008, compared with $7.0 million for the nine months ended September 30, 2007. Gross profit was 31% for the nine months ended September 30, 2008 compared with 32% for the nine months ended September 30, 2007. Although our consolidated gross profit was relatively unchanged, we made changes in each of our segments that affected our gross margin.  In our Shelters and Related Products segment, we made changes to our pricing structure to improve our market position and reduced fixed overhead expense.  In our Personal Protection Equipment segment, we began shipping products off our filter canister line whose gross profit has been approximately break-even, offset by increases in our PAPRs gross profit from shipments of our C420 PAPRs with hydration kits.  In our SSES Rental Services segment we improved our pricing and discontinued performing jobs with little or no margin.

Selling, General and Administrative:

SG&A expense from continuing operations was $9.3 million for the nine months ended September 30, 2008, a decrease of $3.9 million, or 29%, compared with $13.1 million for the nine months ended September 30, 2007. The decrease is primarily attributable to cost cutting efforts, the most significant of which included reductions of sales and marketing salaries of approximately $250,000, sales and marketing expense of approximately $300,000, legal and professional fees of approximately $2.1 million related to the investigations into improper business practices of prior management, and bad debt expense of approximately $450,000.

Research and Development:

R&D expense from continuing operations was $1.2 million for the nine months ended September 30, 2008, a decrease of $246,000, or 17%, compared with $1.4 million for the nine months ended September 30, 2007. The decrease is primarily attributable to reporting filter plant operations as cost of revenue when the filter line began production. R&D expense is comprised of development efforts related to both our Shelters and Related Products and Personal Protection Equipment divisions. We expect to begin making additional investments in R&D as our operating cash flow and liquidity improve.

Operating Loss Before Other Charges and Expenses:

We had an operating loss before other charges and expenses of $3.1million for the nine months ended September 30, 2008 compared to $7.5 million for the nine months ended September 30, 2007, reflecting the increase in gross profit and the decline in operating expenses discussed above. Operating loss before other charges and expenses was 13% of net revenue for the nine months ended September 30, 2008, compared to 34% for the nine months ended September 30, 2007.

Asset Impairment Charge:

We had asset impairment charges of $3.6 million, or $0.11 per share, related to our goodwill and $524,000, or $0.02 per share, related to demonstration inventory for the nine months ended September 30, 2008. Due to the uncertainties related to our ability to obtain financing in sufficient amounts and upon satisfactory terms to continue our turnaround, we determined that our goodwill had no remaining value as of September 30, 2008.  The impairment of our demonstration inventory was the result of determining that certain items were no longer being used in the marketing activities of our Shelters and Related Products segment and represents a charge to reduce its carrying value to estimated fair value. For the nine months ended September 30, 2007, we recorded a goodwill impairment charge of $12.0 million, or $0.36 per share, related to the goodwill associated with STI within our Personal Protection Equipment segment. The Company does not amortize goodwill but tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss is recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Income Tax Expense (Benefit):

Our income taxes for the nine months ended September 30, 2008 and 2007 were negatively impacted by the increase in the valuation allowance of $5.9 million and $1.6 million, respectively, recorded on our net operating loss carryforwards. The uncertainty related to our ability to continue financing our operations under our current financing structure may significantly affect the utilization of these carryforwards. Although we may generate taxable income in future years, events related to restructuring, refinancing, or capitalizing the business may significantly limit the availability of these future deductions. As a result, we believe that it is more likely than not that this deferred tax asset will be not realized.

Net Loss from Continuing Operations:

We had a net loss from continuing operations of $8.7 million for the nine months ended September 30, 2008, compared with $17.5 million for the nine months ended September 30, 2007, reflecting the matters set forth above. Loss per share from continuing operations was $0.25 for the nine months ended September 30, 2008, compared with loss per share of $0.52 for the nine months ended September 30, 2007.

Discontinued Operations, Net of Tax:

We had a loss from discontinued operations, net of taxes of $11.1 million for the nine months ended September 30, 2008, an increase of $7.2 million compared with $3.9 million for the same period in 2007. Included in the loss from discontinued operations, net of taxes for the nine months ended September 30, 2008 is an impairment charge related to assets held for sale and brand name intangibles, net of tax, of $3.2 million. The remaining increase is mostly due to the impairment charge related to the valuation of the tent assets.  Loss per share from discontinued operations was $0.32 for the nine months ended September 30, 2008, compared with loss per share from discontinued operations of $0.12 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms. TVI and certain of its subsidiaries are party to an amended and restated financing and security agreement and other related agreements (together, the “Credit Agreement”) with BB&T. The Credit Agreement, as amended, provides for an $11.0 million revolving working capital credit facility (the “Revolving Facility”) and a $22.5 million term credit facility (the “Term Facility”) (the Revolving Facility and the Term Facility, collectively, the “Credit Facility”). TVI and certain of its subsidiaries are also party to a Forbearance Agreement with BB&T, which was effective on November 20, 2008.  Borrowings under the Forbearance Agreement are additionally capped by a loan base amount (the “Borrowing Base”), which is a function of defined levels of eligible accounts receivable and inventory plus a Borrowing Base Deficiency Cap of $3,543,000. We are monitoring our cash position on a daily basis and are limiting our capital expenditures at this time and have delayed payments to certain vendors to conserve cash resources. We have fully utilized our borrowing capacity under the Credit Facility and anticipate that we will need to fully-utilize the borrowing capacity under the Forbearance Agreement during the forbearance period.  In addition, we may need to obtain funding from third-parties in order to fund our planned initiatives. For additional information regarding the Credit Facility and the Company’s borrowing ability under the facility see the discussion of the Amended and Restated Financing and Security Agreement with BB&T and Forbearance Agreement below.

The Company continues to incur net losses, including a net loss of $13.8 million for the three months ended September 30, 2008 and a net loss of $19.8 million for the nine months ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit of $37 million and a working capital deficit of $21.5 million, a decrease of $26.9 million, or 498%, from a working capital surplus of $5.4 million as of December 31, 2007. The most significant effect on our working capital since year-end was the result of certain events of default under the Credit Facility and resulting Forbearance Agreement which change the nature of our borrowing under our Term Facility to short-term.  Although BB&T did not declare an acceleration of the debt, the resulting Forbearance Agreement is short-term in nature and BB&T has not waived any of its remedies under the Credit Facility related to the prior defaults. Cash as of September 30, 2008 totaled $521,000, an increase of 59% from December 31, 2007. Other working capital changes are primarily attributable to the decrease in income tax receivable of $2.4 million, the decrease in accounts receivable of $859,000, and the increase in accounts payable of $2.2 million. As of September 30, 2008 we had approximately $190,000 available under the terms of the Revolving Facility. Since availability under the Revolving Facility and Forbearance Agreement is based on our Borrowing Base plus Borrowing Base Deficiency, limited to a maximum of $11.0 million, the amount that we may draw under the line fluctuates on a day-to-day basis and we must manage our resources accordingly.

We have utilized all available financing under our Credit Facility.  However, the Forbearance Agreement increased our financing availability by approximately $3.5 million.  As a result, we believe that available cash and financing resources and operating cash flow will be adequate to fund operations through the expiration of the Forbearance Agreement on January 30, 2009 (or April 30, 2009, if extended). If adequate funding is not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain additional financing from third-parties. Any additional financing will require the consent of the Company’s senior bank lender and may not be available on terms acceptable to the Company or at all. Furthermore, the Company’s inability to fund its operations may result in a default under its bank covenants and lead to the acceleration of payment terms on its bank debt, which would have a material adverse effect on its business, financial condition and operations.

Accounts receivable as of September 30, 2008 were $5.3 million, a decrease of $859,000, or 13.9%, from $6.2 million as of December 31, 2007. Days-sales outstanding, or DSO, as of September 30, 2008 was 44 days, improving from 60 days as of December 31, 2007. The decrease in accounts receivable is primarily attributable to our improved DSO and an increase in collections of past due receivables that were outstanding as of December 31, 2007. Generally, we provide net 30 payment terms to our customers. However, receipt of payments from international and governmental entities is often delayed and the collection of our receivables from these customers can require extra effort and expense. The collection delays have a direct short-term impact on the amount of cash provided by operations during our reporting periods. The following table reflects additional information related to our accounts receivable at September 30, 2008 (in thousands):

	Accounts Receivable Days Past Due
	61 - 90 Days	91 - 120 Days	121 Days and Over
Outstanding at September 30, 2008	$194	$219	$748
Collected through October 31, 2008	123	66	128
Allowance for doubtful accounts at September 30, 2008	36	42	646

Inventory as of September 30, 2008 was $5.9 million, an increase of 14% from December 31, 2007. Annualized inventory turnover was 4.7 times at September 30, 2008 compared to 3.0 times for the year ended December 31, 2007. The increase in inventory consisted of approximately $1.7 million in our Personal Protection Equipment division, offset by a decrease of approximately $400,000 in our Shelters and Related Products division and $700,000 in our marketing demonstration inventory. The increase in inventory at our Personal Protection Equipment division is primarily the result of raw material purchases and finished goods associated with filter and PAPR orders. The decrease in our marketing demonstration inventory relates to amortization discussed below, an impairment charge of $524,000 to adjust the carrying value of the demonstration inventory to its fair value, and a reclass of $170,000 from demonstration inventory that we intend to sell to raw materials, offset by the purchase of an air frame shelter. The decrease in inventory at our Shelters and Related Products division is the result of shipping finished goods inventory and converting items from obsolete inventory into saleable inventory. Our marketing demonstration inventory is excluded from the calculation of our inventory turnover. In addition, we record a reserve against our inventory held for sale and we amortize our marketing demonstration inventory over its estimated useful life to reduce the amounts to the estimated lower of cost or market value. Our reserve has decreased by $250,000 since December 31, 2007, primarily as a result of selling or converting older or obsolete inventory.

Current liabilities as of September 30, 2008 were $38 million, an increase of 243% from December 31, 2007. This increase was attributable, most significantly to the events of default under our Credit Facility that gave rise to the short-term Forbearance Agreement and the classification of all of our debt as current, and in part to our increase in inventory and production activity to support our increase in sales of manufactured products, and to delaying payments to our vendors. Delaying payments to our vendors may result in adverse effects in the future such as refusal by such vendors to continue providing goods and services to TVI, requiring advance payment for purchases or demands by such vendors for other unfavorable terms.

Long term debt at September 30, 2008 was $0 compared to $23.1 million at December 31, 2007. This decrease is due to the short-term Forbearance Agreement and the classification of all of our debt as current as well as principal repayments totaling $3.1 million in the second and third quarters of 2008.

Cash flow used in operating activities was $1,265,000 for the nine months ended September 30, 2008, compared to $596,000 for the nine months ended September 30, 2007. Cash used in investing activities totaled $945,000 for the nine months ended September 30, 2008 primarily from purchases of property, plant and equipment of $1.1 million, offset by $260,000 from proceeds of the sales of property, plant and equipment, compared to $302,000 for the nine months ended September 30, 2007, primarily from a $3.3 million reduction in marketable securities offset by $2.5 million in purchases of property, plant and equipment. Cash provided by financing activities totaled $2.4 million for the nine months ended September 30, 2008 primarily due to borrowings under the Credit Facility.

Amended and Restated Financing and Security Agreement with BB&T. On October 31, 2006, in connection with our acquisition of SSES LLC, TVI and certain of its subsidiaries entered into credit arrangements with BB&T. On February 22, 2008, TVI and certain of its subsidiaries amended and restated their credit arrangements with BB&T by entering into the Credit Agreement. The Credit Facility currently provides for an $11.0 million Revolving Facility and a $22.5 million Term Facility. Previously, the credit arrangements with BB&T provided for a $25.0 million revolving credit facility and a $5.0 million acquisition line of credit. Borrowings under the Revolving Facility are governed by a Borrowing Base on eligible accounts receivable and inventory. Subject to the Borrowing Base, amounts under the Revolving Facility may be borrowed, repaid and re-borrowed by the Company on a revolving basis until February 20, 2009, which term may be extended by BB&T.

The obligations under the Credit Agreement are secured by a first priority security interest in all, or substantially all, of the personal property of TVI and certain of its subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of TVI to incur additional indebtedness, issue equity, create liens, pay dividends, make certain types of investments, make certain capital expenditures, sell assets, merge with other companies or enter into certain other transactions outside of the ordinary course of business. TVI is also required to maintain certain financial covenants specified in the Credit Agreement, including (i) a Fixed Charge Coverage Ratio, calculated as EBITDAR to Debt Service (each term as defined in the Credit Agreement), (ii) a consolidated ratio of Funded Debt to EBITDA, (iii) consolidated net operating income of not less than zero ($0.00) and (iv) a minimum level of Tangible Net Worth (as defined in the Credit Agreement). In addition, TVI and its subsidiaries may not exceed $4.0 million in any fiscal year without BB&T’s prior written consent.

Until November 20, 2008, when BB&T and the Company executed the Forbearance Agreement discussed below, the Revolving Facility bore interest at a floating rate equal to prime plus 1.0% per annum. Similarly, until BB&T and the Company executed the Forbearance Agreement discussed below, the Term Facility bore interest at a floating rate of prime plus 1.5%. Interest is payable monthly on amounts borrowed under the Revolving Facility with principal and accrued interest due and payable in full on the maturity date of February 20, 2009, unless renewed, subject to the provisions of the Forbearance Agreement discussed below. Payments on the Term Facility were interest-only for the first six months and were then set to amortize ratably over the remaining term, which expires on February 22, 2014. In addition, the Term Facility requires TVI to make annual mandatory prepayments on the Term Facility of (i) 100% of Excess Cash Flow (as defined under the Credit Agreement) if TVI’s Funded Debt to EBITDA ratio for such fiscal year is greater than or equal to 3.0 to 1.0, or (ii) 50% of Excess Cash Flow if TVI’s Funded Debt to EBITDA ratio for such fiscal year is less than 3.0 to 1.0.

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

The Company notified BB&T that, for the testing periods ended as of March 31, 2008, June 30, 2008 and September 30, 2008, it was not in compliance with various financial covenant requirements, which noncompliance, if not waived by BB&T, would constitute a continuing event of default under the Credit Facility. Upon an event of default of this nature under the Credit Facility, among other things, BB&T has the right to accelerate the payment of all of the outstanding indebtedness as of September 30, 2008. BB&T has granted to the Company a waiver with respect to the noncompliance by the Company of the minimum EBITDA requirement as of March 31, 2008 and June 30, 2008. No amendments were made to the Credit Facility and there was no effect on the Company’s consolidated financial statements as a result of the noncompliance or corresponding grant of waiver by BB&T as of March 31, 2008 and June 30, 2008. As of September 30, 2008, the Company failed to maintain a funded debt to EBITDA ratio of not more than 3.75 to 1.0, failed to maintain a tangible net worth of not less than $4 million, failed to pay the October principal payment under the Term Facility and failed to repay its Borrowing Base Deficiency (as defined in the Credit Agreement). As a result of these defaults, the Company entered into the Forbearance Agreement discussed below.

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

Forbearance Agreement with BB&T. In connection with certain events of default under the Credit Facility alleged by BB&T, related to the Company’s failure to pay when due the October 2008 term loan principal payment, required by the Credit Facility, and the Company’s failure to pay borrowing base deficiencies, the Company initiated discussions with BB&T regarding the entry into a forbearance agreement (or other arrangement) to avoid acceleration by BB&T of its obligations under the Credit Facility. The Company contemplated that entry into the forbearance agreement would resolve, among other things, the Company’s potential default of certain covenants of the Credit Facility, based on its results for the period ended September 30, 2008, with respect to a funded debt to EBITDA ratio and the tangible net worth covenants.  As of November 24, 2008, the balance under the Revolving Facility was $8.4 million and the balance under the Term Facility was $19.4 million.

As a result of these discussions, on November 20, 2008 the Company and certain of its subsidiaries entered into a Forbearance Agreement with BB&T (the “Forbearance Agreement”).  Under the Forbearance Agreement, BB&T agreed, among other things, to temporarily refrain and forbear from exercising and enforcing the remedies available to it with regard to the Credit Facility during the forbearance period which ends January 30, 2009.  The forbearance period may be extended through April 30, 2009 if certain conditions set forth in the Forbearance Agreement are satisfied, including, among other things: (i) the Company’s budget for the period from January 30, 2009 through April 30, 2009 is satisfactory to BB&T; (ii) the Company is current on all interest payments and other payment obligations as required by the Forbearance Agreement; and (iii) no Forbearance Default (as defined below) exists.

The Company’s borrowing base is calculated by taking (i) 85% of the amount of eligible receivables plus (ii) the lesser of (A) 50% of the amount of eligible inventory, or (B) $4,000,000 (the “Borrowing Base”).  If the aggregate outstanding principal balance of the revolving portion of the Credit Facility, including the aggregate face amount of any outstanding letters of credit from BB&T, is greater than the Borrowing Base, then a “Borrowing Base Deficiency” exists under the Credit Agreement.  The Forbearance Agreement provides that the Company may carry a Borrowing Base Deficiency not to exceed $3,543,000 (the “Borrowing Base Deficiency Cap”) if the weekly amount that the Company has borrowed beyond the Borrowing Base Deficiency Cap (the “Aggregate Net Negative Variance”) at no time exceeds $177,150 (the “Negative Variance Cap”).  The Company may request additional advances from BB&T during the forbearance period provided that (a) BB&T may not terminate, limit or suspend the advances unless a Forbearance Default occurs, (b) after giving effect to the Company’s request, the aggregate amount of the revolving loans under the Credit Facility would not exceed the lesser of (i) $7,000,000, or (ii) the Borrowing Base plus the Borrowing Base Deficiency Cap, and (c) after giving effect to the Company’s request, the aggregate amount of the revolving loans under the Credit Facility would not exceed the Borrowing Base plus the Company’s weekly projected maximum Borrowing Base Deficiency plus the Negative Variance Cap.

Under the Forbearance Agreement, principal installment payments on the term loan under the Credit Facility for October, November and December 2008 and January 2009 (and, if the Forbearance Period is extended as provided in the Forbearance Agreement, for February, March and April 2009) are deferred until the maturity of the term on February 22, 2014.  The Company must make mandatory prepayments on the term loan under the Credit Facility.  Any mandatory prepayments otherwise coming due during the forbearance period (including, without limitation, any extensions) will be deferred and will become due and payable at the end of the forbearance period.  During the forbearance period, interest will accrue on the unpaid principal balance of revolving loans under the Credit Facility at BB&T’s prime rate plus 1.5% per annum and the term loan under the Credit Facility at BB&T’s prime rate plus 2.0% per annum.  During the forbearance period, any net proceeds from sales of assets outside of the ordinary course of business will be applied to the Company’s obligations under the Credit Facility and the Forbearance Agreement as determined in BB&T’s reasonable discretion.

Under the Forbearance Agreement, the Company must hire a consultant by November 25, 2008 to assist it in the preparation of a cash budget and cash flow projections for the period through April 30, 2009, to evaluate its operations and procedures, to provide recommendations for improvement.  The consultant’s engagement will terminate on or before December 31, 2008. The Company must provide BB&T with certain updated and additional information including, weekly cash budgets, cash flow and Borrowing Base projections for each week.  By December 20, 2008, the Company must provide BB&T with a revised weekly cash budget, cash flow, Borrowing Base and the weekly maximum Borrowing Base Deficiency projections for the Company for the period from January 30, 2009 through the week of April 30, 2009.  By December 31, 2008, the Company must provide BB&T with a final report from the consultant validating the Company’s strategic plan and budgets, and the final report of the consultant must be acceptable to BB&T in its reasonable discretion.  In addition, the Company must have weekly meetings with BB&T to provide it with a cash flow report and variances from the budget.

The Forbearance Agreement provides for customary events of default that constitute “Forbearance Defaults” and include, but are not limited to, (a) the Borrowing Base Deficiency exceeds the Borrowing Base Deficiency Cap and continues for a period of two days, (b) the Aggregate Net Variance exceeds the Negative Variance Cap without BB&T’s written consent, (c) failure to perform or comply with any of the terms, conditions or provisions of the Forbearance Agreement (and not cured within any applicable grace or cure period), and (d) the occurrence of an event of default under the Credit Facility other than the events of default existing as of November 20, 2008.  Upon the occurrence of any Forbearance Default, without notice or consent of the Company, BB&T may limit, suspend or terminate advances, terminate the Forbearance Period, and may enforce any and all rights and remedies available to it under the Forbearance Agreement, Credit Facility and any documents executed and delivered in connection with the Forbearance Agreement.  The Forbearance Period will terminate automatically upon the occurrence of an event of default resulting in the Company or any of its subsidiaries (i) applying for a receiver, trustee or liquidator of itself or any of its property; admitting in writing its inability to pay its debts as they mature; making a general assignment for the benefit of creditors; being declared bankrupt or insolvent; filing a voluntary petition for bankruptcy or reorganization; consenting to, approving of or acquiescence to any such proceeding or appointment of a receiver of or trustee for any of its property; or by permitting any jurisdiction or governmental authority to enjoin or otherwise prohibit the operation of any of the Company’s or its subsidiary’s business or assets; or (ii) entry of an order for relief in any involuntary case brought against the Company or its subsidiaries under the U.S. bankruptcy code, or any such bankruptcy case is brought against the Company or its subsidiaries and is not dismissed after 60 days.

Warrant. Under the terms of the Forbearance Agreement, the Company issued a warrant to BB&T (the “Warrant”) to purchase up to an aggregate of 1,683,952 shares of the Company’s common stock at a price of $0.164 per share.  The Warrant is exercisable, after April 30, 2010.  The number of shares issuable upon exercise of the Warrant will be reduced (i) by 420,988 shares if the term loan balance under the Credit Facility is reduced by 50% of the balance on the Warrant’s issue date by July 31, 2009 and (ii) by 841,976 shares (including any prior reduction) if the term loan balance under the Credit Facility is paid in full by October 31, 2009.  If the obligations under the Credit Facility are paid in full by April 30, 2010 the Warrant will expire unexercised.  These reductions in exercisability of the Warrant will not be available unless on the date of the applicable reduction, (x) no event of default exists under the Credit Facility, and (y) BB&T has positive availability under the Credit Facility after excluding from the Borrowing Base the accounts and inventory that were not of the type eligible for inclusion in eligible receivables and eligible inventory set forth in the Credit Agreement, respectively on the closing date as set forth in the Credit Facility.

The foregoing summary of the Forbearance Agreement and the Warrant are not complete and are qualified in their entirety by reference to the full text of the Forbearance Agreement and the Warrant.  Copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively.

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

Item 3.                                    Qualitative and Quantitative Disclosures about Market Risk.

Not Applicable.

Item 4.                                    Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                             Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of Part II “Risk Factors,” in our quarterly report on Form 10-Q for the quarter ended June 30, 2008, with the exception of the following:

We are currently in default under our existing Credit Facility with BB&T and have entered into a forbearance agreement with BB&T, the Forbearance Agreement (as defined below), pursuant to which BB&T has agreed to forbear from exercising any remedies available to it.  We may not be able to comply with the Forbearance Agreement or the financial covenants under the Credit Facility or repay our indebtedness under the Credit Facility.

In connection with certain events of default under the Credit Facility alleged by BB&T, related to our failure to pay when due the October 2008 term loan principal payment, required by the Credit Facility, and our failure to pay borrowing base deficiencies, we initiated discussions with BB&T regarding the entry into a forbearance agreement (or other arrangement) to avoid acceleration by BB&T of our obligations under the Credit Facility. We contemplated that entry into the forbearance agreement would resolve, among other things, our potential default of certain covenants of the Credit Facility, based on our results for the period ended September 30, 2008, with respect to a funded debt to EBITDA ratio and the tangible net worth covenants.  As of November 24, 2008, the balance of revolving loans under the Credit Facility was $8.4 million and the balance under the term loan under the Credit Facility was $19.4 million.

The Credit Facility is secured by a lien on substantially all of our assets. The BB&T credit facility was amended and restated in February 2008 as a result of, among other things, our non-compliance with certain financial covenants during 2007. As amended and restated, the Credit Facility requires us to maintain a ratio of EBITDAR to Debt Service (as defined in the Credit Agreement) and a consolidated ratio of Funded Debt to EBITDA (as defined in the Credit Agreement)  that are similar to the ratios under the prior credit facility. Compliance with these financial covenants was required beginning in the third quarter of 2008 and in subsequent periods. We are also required to maintain consolidated net operating income of not less than zero ($0.00) and a minimum level of Tangible Net Worth (as defined in the Credit Agreement). These requirements commenced in the third quarter of 2008 as well. In addition, we are required to maintain certain minimum levels of EBITDA. We did not satisfy the minimum EBITDA requirement for the first and second quarters of 2008; however, BB&T granted waivers to us with respect to this covenant.

As a result of these discussions, on November 20, 2008 we and certain of our subsidiaries entered into a Forbearance Agreement with BB&T (the “Forbearance Agreement”).  Under the Forbearance Agreement, BB&T agreed, among other things, to temporarily refrain and forbear from exercising and enforcing the remedies available to it with regard to the Credit Facility during the forbearance period which ends January 30, 2009.  The forbearance period may be extended through April 30, 2009 if certain conditions set forth in the Forbearance Agreement are satisfied, including, among other things: (i) our budget for the period from January 30, 2009 through April 30, 2009 is satisfactory to BB&T; (ii) we are current on all interest payments and other payment obligations as required by the Forbearance Agreement; and (iii) no Forbearance Default (as defined below) exists.

Our borrowing base is calculated by taking (i) 85% of the amount of eligible receivables plus (ii) the lesser of (A) 50% of the amount of eligible inventory, or (B) $4,000,000 (the “Borrowing Base”).  If the aggregate outstanding principal balance of the revolving portion of the Credit Facility, including the aggregate face amount of any outstanding letters of credit from BB&T, is greater than the Borrowing Base, then a “Borrowing Base Deficiency” exists under the Credit Agreement.  The Forbearance Agreement provides that we may carry a Borrowing Base Deficiency not to exceed $3,543,000 (the “Borrowing Base Deficiency Cap”) if the weekly amount that we have borrowed beyond the Borrowing Base Deficiency Cap (the “Aggregate Net Negative Variance”) at no time exceeds $177,150 (the “Negative Variance Cap”).  We may request additional advances from BB&T during the forbearance period provided that (a) BB&T may not terminate, limit or suspend the advances unless a Forbearance Default occurs, (b) after giving effect to our request, the aggregate amount of the revolving loans under the Credit Facility would not exceed the lesser of (i) $7,000,000, or (ii) the Borrowing Base plus the Borrowing Base Deficiency Cap, and (c) after giving effect to our request, the aggregate amount of the revolving loans under the Credit Facility would not exceed the Borrowing Base plus our weekly projected maximum Borrowing Base Deficiency plus the Negative Variance Cap.

Under the Forbearance Agreement, principal installment payments on the term loan under the Credit Facility for October, November and December 2008 and January 2009 (and, if the Forbearance Period is extended as provided in the Forbearance Agreement, for February, March and April 2009) are deferred until the maturity of the term on February 22, 2014.  We must make mandatory prepayments on the term loan under the Credit Facility.  Any mandatory prepayments otherwise coming due during the forbearance period (including, without limitation, any extensions) will be deferred and will become due and payable at the end of the forbearance period.  During the forbearance period, interest will accrue on the unpaid principal balance of revolving loans under the Credit Facility at BB&T’s prime rate plus 1.5% per annum and the term loan under the Credit Facility at BB&T’s prime rate plus 2.0% per annum.  During the forbearance period, any net proceeds from sales of assets outside of the ordinary course of business will be applied to our obligations under the Credit Facility and the Forbearance Agreement as determined in BB&T’s reasonable discretion.

Under the Forbearance Agreement, we must hire a consultant by November 25, 2008 to assist us in the preparation of a cash budget and cash flow projections for the period through April 30, 2009, to evaluate our operations and procedures, to provide recommendations for improvement.  The consultant’s engagement will terminate on or before December 31, 2008. We must provide BB&T with certain updated and additional information including, weekly cash budgets, cash flow and Borrowing Base projections for each week.  By December 20, 2008, we must provide BB&T with a revised weekly cash budget, cash flow, Borrowing Base and the weekly maximum Borrowing Base Deficiency projections for the period from January 30, 2009 through the week of April 30, 2009.  By December 31, 2008, we must provide BB&T with a final report from the consultant validating our strategic plan and budgets, and the final report of the consultant must be acceptable to BB&T in its reasonable discretion.  In addition, we must have weekly meetings with BB&T to provide it with a cash flow report and variances from the budget.

The Forbearance Agreement provides for customary events of default that constitute “Forbearance Defaults” and include, but are not limited to, (a) the Borrowing Base Deficiency exceeds the Borrowing Base Deficiency Cap and continues for a period of two days, (b) the Aggregate Net Variance exceeds the Negative Variance Cap without BB&T’s written consent, (c) failure to perform or comply with any of the terms, conditions or provisions of the Forbearance Agreement (and not cured within any applicable grace or cure period), and (d) the occurrence of an event of default under the Credit Facility other than the events of default existing as of November 20, 2008.  Upon the occurrence of any Forbearance Default, without notice or our consent, BB&T may limit, suspend or terminate advances, terminate the Forbearance Period, and may enforce any and all rights and remedies available to it under the Forbearance Agreement, Credit Facility and any documents executed and delivered in connection with the Forbearance Agreement.  The Forbearance Period will terminate automatically upon the occurrence of an event of default resulting in us or any of our subsidiaries (i) applying for a receiver, trustee or liquidator of us or any of our property; admitting in writing our inability to pay our debts as they mature; making a general assignment for the benefit of creditors; being declared bankrupt or insolvent; filing a voluntary petition for bankruptcy or reorganization; consenting to, approving of or acquiescence to any such proceeding or appointment of a receiver of or trustee for any of our property; or by permitting any jurisdiction or governmental authority to enjoin or otherwise prohibit the operation of any of our or our subsidiary’s business or assets; or (ii) entry of an order for relief in any involuntary case brought against us or our subsidiaries under the U.S. bankruptcy code, or any such bankruptcy case is brought against us or our subsidiaries and is not dismissed after 60 days.

Under the terms of the Forbearance Agreement, we issued a warrant to BB&T (the “Warrant”) to purchase up to an aggregate of 1,683,952 shares of our common stock at a price of $0.164 per share.  The Warrant is exercisable, after April 30, 2010.  The number of shares issuable upon exercise of the Warrant will be reduced (i) by 420,988 shares if the term loan balance under the Credit Facility is reduced by 50% of the balance on the Warrant’s issue date by July 31, 2009 and (ii) by 841,976 shares (including any prior reduction) if the term loan balance under the Credit Facility is paid in full by October 31, 2009.  If the obligations under the Credit Facility are paid in full by April 30, 2010 the Warrant will expire unexercised.  These reductions in exercisability of the Warrant will not be available unless on the date of the applicable reduction, (x) no event of default exists under the Credit Facility, and (y) BB&T has positive availability under the Credit Facility after excluding from the Borrowing Base the accounts and inventory that were not of the type eligible for inclusion in eligible receivables and eligible inventory set forth in the Credit Agreement, respectively on the closing date as set forth in the Credit Facility.

We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing.  Although BB&T has granted certain waivers of our non-compliance with covenants and any corresponding events of default in prior periods, there is no assurance that BB&T will provide a waiver in the event of any future non-compliance with the Credit Facility or the Forbearance Agreement. A failure to comply with these covenants and other provisions of the Credit Facility or the Forbearance Agreement in the future could result in an event of default under the Credit Facility or the Forbearance Agreement, which could, among other things, permit BB&T to accelerate payment of the debt and exercise remedies available to it under the Credit Facility and the Forbearance Agreement.

The agreement governing our senior secured Credit Facility and the Forbearance Agreement both contain various covenants that significantly limit our discretion in the operation of our business and limit our ability to make capital and other expenditures.

Our Credit Facility and our Forbearance Agreement with BB&T contain various terms and covenants that restrict our ability to, among other things:

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

•                                          plan for and react to changes in our business and our industry and make us less flexible in responding to changing economic conditions;

•                                          merge, consolidate, sell or transfer all or substantially all of our assets; or

•                                          create liens.

The terms and covenants included in the Credit Facility and the Forbearance Agreement also expose us to greater interest rate risk since the interest rate under our Credit Facility is variable, make us more vulnerable to economic downturns and less able to withstand competitive pressures and we may be unable to satisfy our financial obligations, including our payroll.  Our Credit Facility and Forbearance Agreement with BB&T also require us to comply with other financial covenants as more fully described in the immediately preceding risk factor disclosure.

Our ability to borrow under the revolving portion of our Credit Facility is restricted by borrowing base limitations included in the Credit Facility and the Forbearance Agreement, which are a function of defined levels (both qualitative and quantitative) of accounts receivable and inventory. For the foreseeable future, our borrowing capacity under the senior secured Credit Facility will continue to be significantly limited. We intend to continue to closely monitor our cash position and are limiting our capital and other expenditures.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the terms of and limitations on borrowings under our Credit Facility and Forbearance Agreement with BB&T.

We may not have sufficient cash reserves to maintain and fund our operations and fund our obligations in the future.

We may not have sufficient cash reserves to maintain our operations and fund our obligations, including, without limitation, our obligations under the Forbearance Agreement and the Credit Facility in the future.  We cannot guarantee that the amounts of cash available from operations together with our Credit Facility will be sufficient to fund operations.  In the event that cash flows and available cash are not sufficient to meet our cash requirements, we may need to seek additional financing, which if obtained without BB&T’s consent, would in almost all circumstances be deemed an event of default.  We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms, or that we could obtain BB&T’s consent to such additional financing.  If adequate funds are not available on acceptable terms, we may be unable to operate our business and may be required to sell core assets or dissolve the business.  If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock.  If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

We incurred significant losses in 2007 and in the nine months ended September 30, 2008, and our failure to generate sufficient cash to meet our liquidity needs may materially and adversely affect our ability to service our indebtedness and operate our business.

For the year ended December 31, 2007, we incurred a net loss of $29.6 million. Our net loss for the nine months ended September 30, 2008 was $19.8 million. We also had negative cash flows from our operations during these periods because the gross profit generated from our operations was not sufficient to cover our operating cash requirements.

Our ability to make payments on our Credit Facility with BB&T, to comply with the Forbearance Agreement and to fund any capital expenditures we may make, if any, will depend, among other things, on our ability to generate cash in the future. This is in large part dependent upon our ability to successfully implement our turnaround plan and, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Should we fail to achieve forecasted results, we will need to identify additional sources of financing in order to sustain our operations. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under current or future credit facilities on reasonable terms or at all. If adequate funding is not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds, which if obtained without the consent of BB&T would in almost all circumstances be deemed an event of default, through arrangements with third-parties that may require us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms.

Recent uncertainty in the global credit markets could adversely affect our business and financial condition.

The global credit markets have experienced significant dislocations and liquidity disruptions in 2008.  These circumstances have materially impacted bank financings and liquidity in the debt markets, making financing terms for borrowers less attractive through increased spreads and otherwise, and in certain cases have resulted in the unavailability of certain types of debt financing.  Continued uncertainty in the credit markets may negatively impact our ability, as well as the ability of our suppliers and customers, to access additional debt financing or to refinance existing debt on favorable terms or at all, which could negatively affect our ability to fund current operations and future expansion and could adversely affect the operations and financial condition of our suppliers and customers, thereby adversely affecting the supply of materials and inventions as well as demand for our products.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                    Defaults upon Senior Securities.

The information required to be disclosed pursuant to this Item 3 with respect to the Company’s potential default of certain covenants of the Credit Facility with BB&T, based on its results for the period ended September 30, 2008, including, among other things, the funded debt to EBITDA ratio and the tangible net worth covenants and its entry into the Forbearance Agreement with BB&T is provided in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources” and is incorporated by reference in response to this Item 3.  Pursuant to the Forbearance Agreement, BB&T agreed, among other things, to temporarily refrain and forbear from exercising and enforcing the remedies available to it with regard to the Credit Facility during the forbearance period which ends January 30, 2009.

Item 4.                                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                    Other Information.

On November 20, 2008, the Company and certain of its subsidiaries entered into the Forbearance Agreement with BB&T with regard to the Company’s Credit Facility under which BB&T is the lender.  In connection with its entry into the Forbearance Agreement, the Company issued to BB&T a warrant (the “Warrant”) to purchase 1,683,952 shares of the Company’s common stock with an exercise price of $0.164 per share.  The information required to be disclosed pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K with respect to the Company’s entry into the Forbearance Agreement and the Warrant is provided in this report in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources” and is incorporated by reference in response to this Item 5.

Also on November 20, 2008, the Company received a letter (the “Letter”) from the NASDAQ OMX Group, Inc. with respect to the listing of the Company’s common stock on the NASDAQ Capital Market (“NASDAQ”).  The Letter states that the Company was no longer in compliance with the rules for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) because the Company had not filed this report with the U.S. Securities and Exchange Commission (the “SEC”).  However, NASDAQ rules permit the Company 60 calendar days to submit a plan to regain compliance, which plan must be submitted no later than January 20, 2009.  The Company believes it will regain compliance with applicable NASDAQ rules upon the filing of this report with the SEC.  The Company issued a press release announcing that it had received the Letter from NASDAQ on November 20, 2008 (the “Press Release”).  The information required to be disclosed pursuant to Item 3.01 “Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing” of Form 8-K with respect to the Letter is included in this Item 5.

In addition, the Forbearance Agreement, the Warrant and the Press Release are filed as exhibits to this report pursuant to Item 6 “Exhibits.”

Item 6.                                    Exhibits.

Exhibit Number	Description
10.1

Limited Forbearance Agreement, dated as of November 20, 2008, by and among the Company, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc., and Branch Banking and Trust Company.

10.2	Warrant to Purchase Common Stock, dated as of November 20, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter dated November 20, 2008, to the Company from the NASDAQ Stock Market, Inc.

99.2	Press release dated November 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TVI CORPORATION
(Registrant)

Date: November 26, 2008	/s/ Harley A. Hughes
Harley A. Hughes
President and Chief Executive Officer

Date: November 26, 2008	/s/ Sherri S. Voelkel
Sherri S. Voelkel
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Limited Forbearance Agreement, dated as of November 20, 2008, by and among the Company, CAPA Manufacturing Corp., Safety Tech International, Inc. and Signature Special Event Services, Inc., and Branch Banking and Trust Company.

10.2	Warrant to Purchase Common Stock, dated as of November 20, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter dated November 20, 2008, to the Company from the NASDAQ Stock Market, Inc.

99.2	Press release dated November 26, 2008.